Form 10-Q
period 1996-06-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1996-08-20
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

JUNE 30, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from 				 to

Commission File Number 33-22805


MASTER MORTGAGE INVESTMENT FUND, INC.
(Exact name of registrant as specified in its charter)

Delaware					48-1056392
(State of jurisdiction of			(I.R.S. Employer
incorporation or organization)                  Identification No.)

712 Broadway, Suite 700
Kansas City, Missouri                           64105
(Address of principal offices)			(Zip Code)

Registrant's telephone number, including area code:	(816) 474-9333


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1996, the Registrant had 2,491.622 shares of preferred stock and 3,628,986 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the June 30, 1996 unaudited statements was $6,476,795.00.


MASTER MORTGAGE INVESTMENT FUND, INC.
INDEX


Part I.  Financial Statements

        Item 1: Financial Statements

A.  Balance Sheets as of June 30, 1996
and December 31, 1995.		3

B.  Statements of Income for the three
months ended June 30, 1996 and 1995.  4

C.  Statement of Income for the six
months ended June 30, 1996 and 1995.  5

D.  Statements of Changes in
Shareholders' Equity for the six months
ended June 30, 1996 and 1995.  6

E.  Statements of Cash Flows for the six
months ended June 30, 1996 and 1995.  7

Notes to Unaudited Financial Statements  8-15

Item 2:  Management's Discussion and
Analysis of Condition and Results of
Operations  16-20

Part II.  Other Information  21

All financial statements, except the
balance sheet as of December 31, are
unaudited.





Master Mortgage Investment Fund, Inc.
Balance Sheets
June 30, 1996 and December 31, 1995




                                                                          June 30, 1996         December 31, 1995
                                                                           (Unaudited)              (Audited)

 ASSETS

 Mortgage Notes Receivable                                                 16,002,315              15,962,800
 Foreclosed Property Held for Investment                                    1,000,000               1,000,000
                                                                           __________              __________
  Total Mortgage Notes Receivable and Foreclosed Property
     held for Investment                                                   17,002,315              16,962,800

 Allowance for Losses                                                     (9,302,779)             (10,780,742)
                                                                           ___________             ___________
  Net Mortgage Notes Receivable and Foreclosed Property
     held for Investment                                                    7,699,536               6,182,058

 Investment in Real Estate Partnerships                                       334,609                 307,353
 Interest Receivable                                                          400,000                 240,000
 Cash                                                                         338,961                 687,234
 Restricted Cash                                                                4,462                       0
 Accounts Receivable                                                          239,044                 119,360
 Property and Equipment,
   at cost less accumulated depreciation                                   21,805,291              21,376,772
 Goodwill                                                                     768,880                 790,130
 Other Assets                                                                 455,885                 293,419
                                                                           __________              __________
 TOTAL ASSETS                                                              32,046,668              29,996,326
                                                                           ==========              ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Notes Payable                                                             19,465,393              19,160,892
 Notes Payable, Related Party                                               1,162,959               1,162,959
 Interest Payable                                                              53,614                  23,012
 Other Liabilities                                                          2,183,911               2,316,604
 Due to Advisory Company and Affiliate                                        383,979                 383,979
 Liabilities Subject to Settlement
  under Reorganization Procedings                                             107,655                 106,091
                                                                            _________               _________
 TOTAL LIABILITIES                                                         23,357,511              23,153,537
                                                                           __________              __________

 Minority Interest in Subsidiary                                            1,623,328               1,625,254
                                                                            _________               _________
 Shareholders' Equity
   Convertible preferred stock, $.01 par, liquidation
   preference up to 5% of the Fund's net assets;
   authorized 2,500,000 shares; issued 2,491,622 shares                        24,916                  24,916

 Common Stock , $.01 par; authorized 45,000,000 shares;
   issued 3,628,986 shares                                                     36,289                  13,086

 Capital in excess of par                                                  36,163,592              35,667,043
 Retained (Deficit) Earnings                                              (29,158,968)            (30,487,510)
                                                                          ____________            ____________

 TOTAL SHAREHOLDERS' EQUITY                                                 7,065,829               5,217,535
                                                                           __________              __________

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                                                    32,046,668              29,996,326
                                                                           ==========              ==========


Master Mortgage Investment Fund, Inc.
Statement of Income


Three Months End
June 30, 1996 and 1995




                                                                          Three months ended
                                                                                June 30

                                                                     1996                    1995

 REVENUES:

 Rental income                                                         538,843                   872,553
 Hotel Income                                                          594,584                   721,603
 Interest and fees on mortgage loans                                    80,371                    91,899
 Other income (loss)                                                   (44,659)                  (94,280)
                                                                     _________                 _________
 TOTAL REVENUES                                                      1,169,139                 1,591,775
                                                                     _________                 _________

 EXPENSES:

 Loan Servicing fees                                                    13,488                   13,235
 Property Management Fees                                                8,320                   13,049
 Rental operating expenses                                             329,710                  720,203
 Hotel operating expenses                                              367,765                  655,552
 Provision for loan losses (recoveries)                               (704,422)              (1,566,870)
 General and administrative                                             37,712                   49,538
 Legal and accounting                                                   59,681                  145,104
 Payroll and employee benefits                                         107,320                  104,790
 Interest expense                                                      392,334                  358,556
 Depreciation and amortization                                         185,838                  167,771
                                                                       _______                  _______
 TOTAL EXPENSES                                                        797,746                  660,928
                                                                       _______                  _______

 MINORITY INTEREST IN SUBS INCOME                                        6,355                   14,345

 NET INCOME (LOSS)                                                     365,038                  916,502
                                                                       =======                  =======

 Earnings (loss) per common and common
 equivalent share (non-diluted)                                           0.06                     0.24
                                                                          ====                     ====



Master Mortgage Investment Fund, Inc.
Statement of Income

Six Months Ended
June 30, 1996 and 1995




                                                                           Six months ended
                                                                                June 30

                                                                     1996                    1995

 REVENUES:

 Rental income                                                        1,090,861               1,120,984
 Hotel Income                                                         1,105,268               1,175,370
 Interest and fees on mortgage loans                                    150,905                 250,397
 Other income (loss)                                                    (32,184)                (60,830)
                                                                       ________                ________

 TOTAL REVENUES                                                       2,314,850               2,485,921
                                                                      =========               =========

 EXPENSES:

 Loan Servicing fees                                                     27,705                  48,893
 Property Management Fees                                                17,820                  22,397
 Rental operating expenses                                              650,961                 852,822
 Hotel operating expenses                                               706,058               1,042,869
 Provision for loan losses (recoveries)                              (1,953,340)             (1,566,870)
 General and administrative                                              67,366                  88,629
 Legal and accounting                                                   112,690                 337,847
 Payroll and employee benefits                                          225,270                 229,780
 Interest expense							796,621 		794,831
 Depreciation and amortization                                          333,230                 325,061
 Partnership Expense                                                                                250
                                                                        _______                ________
 TOTAL EXPENSES                                                         984,381               2,176,509
                                                                        _______               _________

 MINORITY INTEREST IN SUBS INCOME                                         1,926                  26,875

 NET INCOME (LOSS)                                                    1,328,543                 282,537
                                                                      =========                 =======

 Earnings (loss) per common and common
 equivalent share (non-diluted)                                            0.22                    0.07
                                                                           ====                    ====


Statement of Changes in Shareholders' Equity
Three Months Ended in June 30, 1996 and 1995




                                                                     Capital in    Undistributed    Total
                              Preferred Stock Common Stock           excess of     earnings         shareholders'
                              Shares      Amount   Shares    Amount  par value     (deficit)        equity

 Balances, 12-31-94           2,491,622   $24,916  1,308,669 $13,086 $35,667,043   ($32,370,908)   $3,334,137

 Net income for the period                                                              282,537       282,537

                              _________   _______  _________ _______ ___________   _____________   __________

 Balances, 6-30-95            2,491,622    24,916  1,308,669  13,086  35,667,043    (32,088,371)    3,616,674
                              =========    ======  =========  ====== ===========   =============  ===========

 Balances, 12-31-95           2,491,622   $24,916  1,308,669 $13,086 $35,667,043   ($30,487,510)   $5,217,535

 Net income for the period                                                           $1,328,543    $1,328,543
                              _________   _______  _________ _______ ___________    ___________   ___________

 Balances, 6-30-96            2,491,622    24,916  1,308,669  13,086  35,667,043    (29,158,967)    6,546,078
                              =========    ======  =========  ====== ===========    ============  ===========



Master Mortgage Investment Fund, Inc.
Statement of Cash Flows
Six Months Ended June 30, 1996 and 1995




                                                                         Six months ended
                                                                             June 30
                                                                    1996                    1995

 Cash flows from operating activities
  Net income (loss)                                                  1,259,260                  282,538
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
         Minority Interest                                              (1,926)                 (26,964)
         Decrease (increase) in operating assets
             Restricted Cash                                            (4,462)
             Interest receivable                                      (160,000)                (170,850)
             Investment in subsidiaries                                 43,768
             Accounts receivable                                      (119,684)                 502,983
             Prepaid expenses                                          (47,500)                 (15,949)
             All other, net                                            (75,332)                   3,626
         Increase (decrease) in operating liabilities
            Due to advisory company and affiliate                       17,925                  (30,853)
             Accounts payable and accrued liabilities                                           345,422
             Other liabilities                                        (150,618)                 631,230
             Prepetition liabilities                                     1,564                 (132,087)
             Interest payable                                           30,602                   82,620
                                                                       _______                _________
  Net cash provided by (used in) operating activities                  793,597                1,471,716
                                                                       _______                _________

 Cash flows from investing activities
           Increase mortgage notes receivable                          (39,515)                (227,739)
           Decrease in foreclosed investment property                                        (1,500,000)
           Decrease in partnership real estate                        (110,658)                 (43,332)
           Decrease in allowance for losses                         (1,477,963)                (764,500)
           Increase in fixed assets                                   (428,519)                (112,575)
           Decrease in goodwill                                         21,250                   21,250
           All other                                                                             79,565
                                                                     __________               __________
  Net cash provided by (used in) investing activities               (2,035,405)              (2,547,331)
                                                                     __________               __________

 Cash flows from financing activities
    Increase (Decrease) in notes payable - related                           0               10,624,424
       Increase in notes payable                                       893,535              (10,252,492)
                                                                      ________               __________

  Net cash provided by (used in) financing activities                  893,535                  371,932
                                                                       _______                  _______

         Net increase (decrease) in cash                              (348,273)                (703,683)

         Cash beginning of period                                      687,234                1,176,431

         Cash, end of period                                           338,961                  472,748




MASTER MORTGAGE INVESTMENT FUND, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

1.	Unaudited Financial Statements:

The accompanying unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. The statements herein have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly and accurately the financial position as of June 30, 1996 and 1995, and the results of operations and cash flows for the six months then ended.

Certain amounts as of June 30, 1995 have been reclassified to conform with the June 30, 1996 presentation.


MASTER MORTGAGE INVESTMENT FUND, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

2.	Mortgage notes receivable
					June 30,		December 31,
					   1996	  	    1995

MORTGAGE  NOTES RECEIVABLE


        Earning                       None                    None
        Partially-earning            $ 6,476,200              $ 3,000,000
        Non-earning                  $ 9,526,115              $12,962,800
                                      __________              ___________
        TOTAL MORTGAGE NOTES
                RECEIVABLE           $16,002,315              $15,962,800
                                     ===========              ===========

Mortgage notes receivable are collateralized by real estate, assignment of rents, certain future earnings of borrowers, other borrower assets, investor notes and borrower personal guarantees. The collateralized real estate is located at various geographical locations, with a concentration in the downtown district of Kansas City, Missouri. A substantial portion of the Company's debtors' ability to honor their contracts is dependent upon the recovery of the real estate economy.

Due to the uncertainty of future collections and possible foreclosures, management is unable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.

3.	Foreclosed property held for investment

                                        June 30,        December 31,
                                         1996              1995

 Land in New Mexico                  $1,000,000              $1,000,000
                                     __________              __________
 Total foreclosed property
 held for investment                 $1,000,000              $1,000,000
                                     ==========              ==========


4.	Investment in real estate partnerships

	Investment in real estate partnerships consists of the following:


                                     Ownership       Ownership %   Ownership %
 Partnership Name                    Interest        at 6/30/96    at 12/31/95

 OPP IX, Limited Partnership         Limited         24.9%         24.9%
 OPP X, Limited Partnership          Limited          2.4%          2.4%
 Historic Suites of America - KC     Limited         19.8%         19.8%
 River Market Venture I, L.P.        General         80.0%         80.0%


In March of 1994, the Company, through River Market Venture, Inc. acquired a 1% general partnership interest in River Market Venture I, L.P. and 100% of the common stock of a related corporation, Old Town Redevelopment Corporation. The partnership and corporation own real estate and development rights in the River Market area of Kansas City, Missouri. The Company acquired an additional 79% general partner interest in May, 1995. Commencing June 1995, the Company consolidated its 80% interest in the general partnership into their financial statements. The business combination has been accounted for under the purchase method of accounting. Pro forma financial information has not been presented because the Company's investment in the subsidiary does not result in a significant business combination based on materiality.




5.	Property and equipment
                                  June 30,              December 31,
                                    1996                    1995
Cost
Land and land improvements      $  4,115,997            $  3,563,643
Building and building
improvements                      17,696,060              17,455,694
Furniture                          1,503,781               1,544,226
                                  __________              __________
Total Cost                      $ 23,315,838            $ 22,563,563
Accumulated depreciation        (  1,510,547)             (1,186,791)
Net property, plant and           __________              __________
        equipment                $21,805,291             $21,376,772
                                 ===========             ===========

The aggregate depreciation charged to operations for June 30, 1996 and the year ended December 31, 1995, was $323,756 and $743,039, respectively.


6.  Notes Payable                               6-30-96     12-31-95

	Note payable - F.D.I.C. (purchased
by First Bank of Missouri) due in monthly
payments, including interest at 8%, based
upon a 20 year amortization  with all unpaid
interest and principle due April, 1999.
Collateralized by specific notes receivable
and foreclosed property.  The Company was
in default on this loan at June 30, 1996 and
Management is finalizing the restructure of
the terms of this note.                         $1,950,423  $2,019,828

	Note payable - F.D.I.C. due in
monthly payments of $42,000 until maturity
May 2000.  Interest is based on the prime
interest rate plus 2%.  The note is
collateralized by land and building located in
the River Market area of Kansas City,
Missouri.                                       $4,100,180  $4,168,500

Note payable - BRT due September, 2000,
payable in 60 monthly payments of $7,333
with the remaining unpaid principal due at
maturity.  The original note is for $600,000
and is non-interest bearing.  Interest has been
imputed at the rate of 9%.  The note is
unsecured.                                        $270,931    $371,103

Convertible Subordinated Debentures issued
January, 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year. The securities mature December, 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share as of the December 31, 1993.
As of June 30, 1996 $519,751 of
Debentures had been converted into
2,320,317 shares of common stock.


                                                6-30-96     12-31-94

The securities are subordinate and junior in
right of payment to all senior indebtedness of
the Company (which includes all
collateralized debt of the Company).  Senior
Indebtedness is to be paid in full before
holders of the Subordinated Debentures are
to be paid any principal or interest.           $8,975,896  $9,298,938

In the Company's reorganization plan, and as
certain individuals elected an Alternative
Treatment Plan, whereby holders of certain
debentures elected the option to receive a
direct loan participation interest in a
collateral pool loan.  The loan is to be
collateralized by Ramada Inn - Phoenix, a
161 room hotel, located in Phoenix, Arizona.
Upon closing, the loan is to be repaid in
quarterly installments including interest at
9% based upon a 20 year amortization with
all remaining interest and principal due
December, 2004.  During 1995 and 1996
interest has been paid on a quarterly basis.    $2,848,830  $2,165,809

Note payable due April, 2015, collateralized
by hotel property in Euless, Texas.  The note
is payable in monthly installments of
$10,720.  Interest is at 9.5%, adjusted every
five years to the prime rate plus 3.5%.         $1,126,184  $1,136,714

Note payable due in monthly payments of
$2,075.84 with a sixty month amortization
all unpaid interest and principle due May 1,
1998.                                           $   98,136  $ ---

Note payable due in monthly payments
collateralized by a note receivable with
identical terms related to Tenant
improvements on a project in which the
Company is a participating lender.  Payments
received under the note receivable are paid in
identical amount under this note payable.										$94,813	$ ---
                                                 __________   __________
Total Notes Payable                             $19,465,393  $19,160,892
                                                ===========   ==========


The Company acquired $93,787 and $661,130 of convertible subordinated debentures during the years ended December 31, 1995 and 1994, respectively, as required by the Plan of Reorganization under the Guymon settlement and the hardship provision of the debenture's agreement. These acquired debentures were not retired and have been netted against the total debentures outstanding to arrive at the $8,975,896 and $9,298,938 shown outstanding at June 30, 1996 and December 31, 1995.

After December 31, 1994, the electing alternative treatment plan participants agreed to expand the collateral pool to include additional future investments of the Company.


7.  Notes payable, related party                6-30-96      12-31-95

The following notes payable consist of
advances from the 25% minority partner
of Euless, Texas 1192 General
Partnership, and must be repaid before
the Company can receive any cash
distributions from the Partnership:

10% note payable due July 31, 1998 with
interest only payments monthly based on
the cash flow of the property.
Collateralized by the property and
equipment of Euless, Texas 1192
General Partnership.                            $600,000     $600,000

10% note payable due on demand with
interest only payments monthly based on
the cash flow of the property.
Collateralized by the property and
equipment of Euless, Texas 1192
General Partnership.                            $123,843     $123,843

Unsecured note payable relating to
Euless, Texas hotel due July 31, 1998,
with interest at the prime interest rate
plus 3%.  Interest is payable monthly.										$439,117	$439,116
                                                __________   _________

Total notes payable, related party              $1,162,960   $1,162,959
                                                ==========   ==========

8.	Other liabilities

		Other liabilities consisted of the following:



                                                 6-30-96           12-31-95

Accounts payable                                  $168,926         $69,992
Accrued, current and delinquent real
estate taxes                                    $1,519,904      $1,533,496
Other accrued expenses                            $369,500        $548,507
Other liabilities                                 $125,581        $164,609
                                                 _________       _________
TOTAL						$2,183,911	$2,316,604
						==========	==========

The Company has tentative agreements with the various taxing authorities for the repayment of delinquent real estate taxes.
Part of the accrued taxes are subject to the terms of the reorganization agreement, a portion of the real estate taxes are due to be paid in 1998 and management is currently negotiating final repayment terms on the balance. If the Company fails to pay the delinquent taxes, the underlying real estate could be foreclosed by the taxing authorities.


9.	Pension Plan

During 1994, the Company established a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the June 30, 1996 and year ended December 31, 1995 was $20,790 and $41,576.


MASTER MORTGAGE INVESTMENT FUND, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Environment

During 1990 through most of 1992 the United States, in general, suffered through a recessionary cycle. The markets served by the Company were affected to varying degrees. The national economic environment continued to affect the Company's activities through a reduction in demand for rental space and a lack of activity in the real estate market. In particular commercial, retail, and development activities continued to be negatively impacted during 1991-1993.

The result of over-building in certain markets, the lack of transactions in real estate and the general decline in the economy led to increased vacancies, declining or no growth rents and a substantial number of defaults in mortgage notes. The market conditions and activities of regulatory agencies created a decline in real estate loans available. Due to the basic nature of the Company's short-term lending policies, the national credit crisis and the inability of borrowers to find takeout lenders were to be the most significant factors affecting the performance of the Company.

The real estate economy, both nationally and the markets served by the Company, improved during 1994 and 1995 and have continued to improve in 1996. Residential vacancies have decreased and office market leasing has improved. The hotel industry had a profitable year in 1995 and expectations for 1996 are for continued profitability.
In general, these factors have had a positive impact on the Company's financial results.

Due to the number of assets taken through foreclosure and loan workouts, the operating monthly cash flow of the Company has continued to be adversely affected. The continuation of substantial non-earning loans at June 30, 1996 and in 1995 has negatively impacted the Company's cash flow. Although the Company has decreased its non-earning loans through foreclosures and loan workouts, some of these assets are still under performing. Due to a limited liquidity in the real estate markets serving the Company, the Company is pursuing workouts or foreclosures related to its existing debts whose terms have expired and strategies to improve cash flow on real estate owned.

The Company has continued to operate under its Strategic Redirection Plan (SRP). The SRP is intended to preserve and enhance the value of the Company's assets. The SRP comprises three phases as follows:


PHASE 1

ASSET PRESERVATION - The Company is taking steps to protect its interest in its assets. The Company has undertaken foreclosures, workouts and litigation as its primary tools in accomplishing this first phase of the SRP. The Company is in the process of negotiating final workouts related to all three of its remaining assets which are under Phase I of the SRP.

PHASE 2

CASH FLOW ENHANCEMENT - The Company is focusing its energies on the re-establishing of cash flow. This phase encompasses asset monitoring, collection efforts and control procedures over Phase 1 workout programs. The ultimate success of this phase will be dependent on the continued turn around of the general real estate market.

PHASE 3

SHAREHOLDER LIQUIDITY - The final phase of the SRP is to provide shareholders of the Company with liquidity options. The first and foremost goal of this phase will be the creation of a marketplace for the Company's stock. In addition, a program for hardship situations in the case of death, disability and certain retirements will be considered. The ability for Company management to accomplish this phase will be subject to the marketplace response to the SRP and the conversion of the Company's convertible Debentures to stock.

Liquidity and Capital Resources

It was the policy of the Company to augment its equity capital by borrowings in order to increase its investments in realty and mortgage loans and thus diversify its investment risk. The Company, in its early years, experienced favorable results from lending Companies to borrowers at higher rates, or acquiring mortgage loans paying higher rates, than are charged to the Company under its credit facilities. However, due to the number of non-earning or partially earning loans in 1990 through 1995, this technique led to an additional strain on the Company's cash flow and operations. These issues were addressed as part of the debt restructuring under the Company's Plan of Reorganization.

The Company has a note payable with the First Bank of Missouri which was formerly a revolving line of credit. The principal balance owed under this note at June 30, 1996, was $1,950,423. The note terms include an amortization period of twenty years with interest at eight percent (8%) paid monthly with a balloon payment on April 11, 1999.

The Company had reached a agreement for a restructuring of this note which will entail a substitution of certain collateral, new funding and a requirement by the Company to convert certain of its mortgage loans into equity in a newly formed partnership which will own a 101 room all suite hotel. The Company currently is in default on this note but has been given a moratorium on any action by the Bank as these negotiations on the restructuring are finalized.

The Company and its partner has a $1,104,614 first mortgage loan with a bank in Texas relating to the Company's hotel in Euless, Texas. The Company is a seventy-five percent (75%) partner in the partnership which owns the Hotel. The partnership is current on its obligation with the bank. In addition, the partnership owes to the non-Company partner $1,162,960 as of June 30, 1996, which is being paid out of the cash flow from the Hotel. Interest accrued of 140,292 remains unpaid at June 30, 1996.

The Company owes $8,975,896 as of June 30, 1996 on its subordinated debentures. The terms of the debentures include an amortization period over twenty years with interest at six percent and a balloon payment in 2003 of any unpaid principal and interest. The debentures are subordinated and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company).

Senior indebtedness will be paid in full before holders of the subordinated debentures will be paid any principal or interest. Accordingly, no payment under the debentures has been made. The Company has converted $519,751 of Debentures into 2,320,317 shares of common stock under the conversion privilege of the Debenture.

The Company has received $315,082 of election notices to Convert Debentures into 1,406,616 shares of common stock which are pending conversion according to the Debenture Trustee. These conversions should be completed by September 30, 1996.

The Company re-acquired certain debentures in 1994 and 1995. These debentures were acquired under the hardship provisions of the debenture instrument and under required payments under the Plan of Reorganization.

The Plan of Reorganization included an Alternative Treatment for debenture holders whereby the debenture holder could elect to convert their debenture plus an equal amount of cash to a debt or a specific property.

In 1995, those debenture holders who elected this Alternative
Treatment agreed to expand the pool of assets to which this treatment applied.

Upon closing based on the June 30, 1996 participation the Alternative Treatment Pool will include approximately $2,848,830 of cash and $2,921,519 of debentures tendered to the Company. The debenture balance due will have a corresponding reduction when the final closing of the Alternative Treatment is completed.

As the real estate economy continues to recover and the full implementation of the SRP is completed, the Company's management believes the Company should be able to substantially recover from its current short-term cash flow problems.

Results of Operations

The Company's total assets, before giving effect to the allowance for losses, was $41,349,447 and $40,777,068 at June 30, 1996 and December
31, 1995 respectively.  Included in total assets at June 30, 1996 were
mortgage loans totaling  $16,002,315.   Non-earning mortgage notes
receivable were decreased at June 30, 1996 to $9,516,115 from $12,962,000 at December 31, 1995. The allowance for possible losses related to the mortgage notes of the Company was $9,302,779 at June 30, 1996 and $10,780,742 at December 31, 1995. The allowance for possible losses continues to be a direct result of the lack of liquidity in the real estate industry with respect to certain of the Company's borrowers The Company's management, in determining the reserve for possible loan losses, takes into consideration a number of factors including property appraisals, the net operating cash flow of the property, the cost of money expected, capitalization, and national and local economic and real estate conditions in arriving at its loan loss evaluation.

The Company had a net profit for the six months ended June 30, 1996 of $1,328,543 or $.22 per share (non-diluted) as compared to a profit for the period ended June 30, 1995 of $282,537 or $.07 per share (non-diluted). The continued profitability of the Company is a result of implementation of the SRP.

Interest and fee revenue on mortgage loans for June 30, 1996 was $150,905 compared to $250,397 for June 30, 1995. This decrease is a direct result of the non-earning loans and the increase in real estate owned by the Company.

Revenues from rental real estate decreased in the period ending June 30, 1996 from June 30, 1995 by $30,123. This decrease was primarily a result of the Company's disposition of an office building in October, 1995.

The Company recognized revenues of $865,268 and $935,370 for June 30, 1996 and June 30, 1995 respectively from a hotel in which the Company is a seventy five percent (75%) partner and $240,000 of hotel lease rental revenue for both June 30, 1996 and 1995.

The Company recorded a $1,953,340 recovery on its previous reserves for loan and investment losses at June 30, 1996. This recovery is directly related to the implementation of the SRP.

Interest expense increased from $794,831 for June 30, 1995 to $796,621 for June 30, 1996. The conversion of $519,751 of Debentures into common stock of the Company resulted in $69,283 of previously expensed interest to be recovered.

The Company's general and administrative expenses decreased by $21,263 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

The Company's servicing fees declined in the period ending in June 30, 1996 from $48,893 at June 30, 1994 to $27,705 in the period ending June 30, 1996. This decline was a result of lower loan servicing fees related to the decline in mortgage notes. Payroll costs for June 30, 1996 were $225,270 as compared to $229,780 at June 30, 1995.

The Company recognized rental real estate operating expenses of $650,961 and $852,822 for the period June 30, 1996 and 1995 respectively. The decrease in expenses was primarily related to the Company's disposition of an office building in October, 1995.

The Company recognized hotel expenses of $706,058 and $1,042,869 for the periods of June 30, 1996 and 1995, respectively, from a hotel in which the Company is a seventy five percent (75%) partner.

Potential Impact of Known Facts, Commitments, Events
And Uncertainties on Future Operating Results

The Company is substantially impacted by the general economic trends in the real estate economy. As the real estate markets served by the Company continue to recover the Company's ability to perform under the SRP is improved. The Company's Trustees and management believe this improving trend will continue and will result in the Company stabilizing its monthly operating cash flow. In the interim, the Company must complete its debt restructurings and continue to pursue the sale of one or more of its assets to continue its operations.

The Company has actively solicited Debenture holders to exercise their option of conversion of their Debentures into stock of the Company. These conversions will result in a positive impact to the Company's financial position.

PART II

OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K:

	(a)	Exhibits:

		None

	(b)	Reports on Form 8-K

		None

(The remainder of this page intentionally left blank)


SIGNATURES

Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 	    Aug.-14	, 1996 MASTER MORTGAGE INVESTMENT FUND, INC.



					By:
						John J. Bennett, Chairman
						(Principal Executive Officer)




						Thomas H. Trabon, Executive
						Vice President, Treasurer and
						Chief Financial Officer



(The remainder of this page intentionally left blank)