Form 10-Q
period 1996-09-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1996-11-29
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

SEPTEMBER 30, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to

Commission File Number 33-22805


MASTER REALTY PROPERTIES, INC.
(FORMERLY MASTER MORTGAGE INVESTMENT FUND, INC.)
(Exact name of registrant as specified in its charter)

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


Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding
12 months (or such shorter period that the registrant was
required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  No    X

As of September 30, 1996, the Registrant had 2,491.622 shares of preferred stock and 12,246,969 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the September 30, 1996 unaudited statements was $9,722,210.


MASTER REALTY PROPERTIES, INC.
INDEX

Part I.  Financial Statements

Item 1:  Financial Statements*

A.  Balance Sheets as of September 30, 1996
    and December 31, 1995.                                  3
B.  Statements of Income for the three months
    ended September 30, 1996 and 1995.                      4

C.  Statement of Income for the nine months
    ended September 30, 1996 and 1995.                      5

D.  Statements of Changes in Shareholders'

    Equity for the nine months ended
    September 30, 1996 and 1995.                            6

E.  Statements of Cash Flows for the nine
    months ended September 30, 1996 and 1995.               7

    Notes to Unaudited Financial Statements                 8-17

    Item 2:  Management's Discussion and
    Analysis of Condition and Results of
    Operations                                             18-22


    Part II.  Other Information                            23


* All financial statements, except the
balance sheet as of December 31, are unaudited.


Master Realty Properties, Inc.
Balance Sheets
September 30, 1996 and December 31, 1995


	                                   September 30, 1996      December 31, 1995
ASSETS                                     (Unaudited)             (Audited)


Mortgage Notes Receivable                    7,236,585             15,962,800
Foreclosed Property Held for Investment      1,000,000              1,000,000
					                                         __________            __________
Total Mortgage Notes Receivable
and foreclosed property held
for investment                               8,236,585             16,962,800

Allowance for Losses                        (5,492,617)           (10,780,742)
                                   					    ___________           ____________

Net Mortgage Notes Receivable and
Foreclosed Property held for Investment      2,743,968            6,182,058

Investment in Real Estate Partnerships       2,406,562              307,353
Interest Receivable                             66,584              240,000
Cash                                           283,024              687,234
Restricted Cash                                362,017                    0
Accounts Receivable                            241,110              119,360
Property and Equipment,
 at cost less accumulated depreciation      21,712,883           21,376,772
Goodwill                                       758,255              790,130
Other Assets                                   492,664                293,419
                                    					   ___________             ___________
TOTAL ASSETS                                29,067,067             29,996,326

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable                               13,969,549             19,160,892
Notes Payable, Related Party                 1,162,960              1,162,959
Interest Payable                                82,564                 23,012
Other Liabilities                            2,133,034              2,316,604
Due to Advisory Company and Affiliate          311,335                383,979
Liabilities Subject to Settlement
  under Reorganization Proceedings              59,010                106,091
                                    					     __________             __________

TOTAL LIABILITIES                            17,718,452             23,153,537
                                   					     __________             ___________

Minority Interest in Subsidiary               1,626,405              1,625,254
                                     			     __________             ___________

Shareholders' Equity
Convertible preferred stock,
$.01 par, liquidation preference
up to 5% of the Fund's net assets;
authorized 2,500,000 shares; issued
2,491,622 shares                                 24,916                 24,916


Common Stock, $.01 par; authorized
45,000,000 shares; issued
12,246,969 shares                               122,469                 13,086

Capital in excess of par                     38,097,251             35,667,043
Retained (Deficit) Earnings                 (28,522,426)           (30,487,510)
                                   					    ____________           ____________

TOTAL SHAREHOLDERS' EQUITY                    9,722,210              5,217,535
                                   					    ____________           ____________

TOTAL LIABILITY AND
SHAREHOLDERS EQUITY                          29,067,067             29,996,326






Master Mortgage Investment Fund, Inc.
Statement of Income
Three Months Ended
September 30, 1996 and 1995



					                                        Three months ended September 30

						                                           1996                 1995
                                          						 ____                 ____

REVENUES

Rental Income                                     654,031             253,611
Hotel Income                                      638,013             569,101
Interest and fees on mortgage loans               298,944             121,448
Other income (loss)                               102,776             215,393
                                     					       __________          ___________

TOTAL REVENUES                                  1,693,764           1,159,553


                                   												__________           __________


EXPENSES:

Loan Servicing Fees                                 13,641             24,575
Property Management Fees                             9,199             17,553
Rental Operating Expenses                          319,457            226,028
Hotel Operating Expenses                           396,474            277,263
Provision for Loan Losses (Recoveries)            (989,699)          (370,763)
General and Administrative                         543,554             42,822
Legal and Accounting                                14,162             92,753
Payroll and Employee Benefits                      115,416             90,975
Interest Expense                                   357,146            150,052
Depreciation and Amortization                      205,050            176,022
                                          						  _________          _________

TOTAL EXPENSES                                     984,400            727,280
MINORITY INTEREST IN SUBS INCOME                    (3,077)           (78,290)

NET INCOME (LOSS)                                   712,441            510,563
                                           				   _________          _________

Earnings (loss) per common and common
equivalent share (non-diluted)                         0.12              0.13
	                                          					   __________         ________



Master Realty Properties, Inc.
Statement of Income

Nine Months Ended
September 30, 1996 and 1995
                                           Nine Months Ended September 30


                                        						 1996              1995
						                                         ____              ____
REVENUES:

Rental Income                                 1,744,892         1,374,595
Hotel Income                                  1,743,281         1,744,471
Interest and Fees on Mortgage Loans             449,849           371,845
Other Income (Loss)                              70,592           154,563
                                    					      __________        _________

TOTAL REVENUES                                4,008,614         3,645,474
                                     			      __________        _________

EXPENSES:

Loan Servicing Fees                               41,346           73,468
Property Management Fees                          27,019           39,950
Rental Operating Expenses                        970,418        1,078,850
Hotel Operating Expenses                       1,102,532        1,320,132
Provisions for loan losses (Recoveries)       (2,943,039)      (1,937,633)
General and Administrative                       610,920          131,451
Legal and Accounting                             126,852          430,600
Payroll and Employee Benefits                    340,686          320,755
Interest Expense                               1,223,050          944,883
Depreciation and Amortization                    538,280          501,083
Partnership Expense                                                   250
                                             _______________________________

TOTAL EXPENSES                                 2,038,064        2,903,789

                                             ______________________________

MINORITY INTEREST IN SUBS INCOME                   (1,151)        (51,415)

NET INCOME (LOSS)                              1,971,701          793,100
                                            _______________________________

Earnings (loss) per common and common
equivalent share (non-diluted)                        0.32            0.21
                                             ______________________________




Master Realty Properties, Inc.
Statement of Changes in Shareholders' Equity
Nine Months Ended in September 30, 1996 and 1995





Balances December 31, 1994
                                       Capital in   Undistributed     Total
 Preferred Stock    Common Stock       Excess of     Earnings     Shareholders'
    Shares            Shares           par value     (Deficit)        Equity

2,491,622  $24,916  1,308,669  $13,086  $35,667,043  ($32,370,908) $3,334,137


Net Income for the Period:                                793,100     793,100

Balances, September 30, 1995

2,491,622  $24,916  1,308,669  $13,086  $35,667,043  ($31,577,808)  $4,127,237
_______________________________________________________________________________

Balances, December 31, 1995

2,491,622  $24,916  1,308,669  $13,086  $35,667,043  ($30,487,510)  $5,217,535

Debenture to
Stock Conversion
                   10,938,300 $109,383

Debenture to
Stock Conversion                        $2,430,208                  $2,430,208

Net Income
for the Period                                        $1,971,701

Subsidiary
Distribution                                            ($6,616)

_______________________________________________________________________________
Balances,
September 30, 1996

2,491,622  $24,916  12,246,969  $122,469  $38,097,251  $(28,522,425)  $9,722,211



Master Realty Properties, Inc.

Statement of Cash Flows
Nine Months Ended September 30, 1996 and 1995


                                          Nine Months Ended September 30

                                          1996                   1995
                                          ____                   ____

Cash flows from operating activities
Net income (loss)                         2,471,954              793,101
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities'
Minority Interest                             1,151              (51,505)
Decrease (increase)
in operating assets
Restricted Cash                             (362,017)
Interest receivable                          173,416             (40,000)
Investment in subsidiaries                    19,000
Accounts Receivable                          (121,750)            547,742
Prepaid Expenses                              (29,173)            (19,601)
All Other, Net                               (130,438)           (171,947)
Increase, (Decrease) in Operating Liabilities
  Due to Advisory Company and Affiliate       (54,719)            (27,103)
Other Liabilities                            (701,748)            713,207
Prepetition Liabilities                       (47,081)           (132,087)
Interest Payable                               59,552             576,703
                                    ________________________________________
Net Cash Provided by
Used in) Operating Activities              1,278,147           1,035,104

Cash Flows from Investing Activities
   Increase Mortgage Notes Receivable      8,726,215           7,047,320
   Decrease in Foreclosed
     Investment Property
   Decrease in Partnership Real Estate    (2,164,459)         (2,658,612)
   Decrease in Allowance for Losses       (5,288,125)         (5,887,552)
   Increase in Fixed Assets                  336,111           4,566,986
   Decrease in Goodwill                       31,875              31,875
   All Other
                                        ____________________________________
   Net Cash Provided by (Used In)
     Investing Activities                    969,395           3,100,017

Cash Flows from Financing Activities
   Increase (Decrease) in Notes
   Payable - Related Increase in                   0          (3,649,277)
   Notes Payable                           (2,651,752)          (301,270)
                                        ____________________________________
   Net Cash Provided by
   (Used In) Financing Activities          (2,651,752)        (3,950,547)
                                        _____________________________________

   Net Increase (Decrease) in Cash           (404,210)           184,574

   Cash, Beginning of Period                   687,234          1,176,431

                                        _____________________________________

   Cash, End of Period                         283,024          1,361,005





MASTER REALTY PROPERTIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

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

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly and accurately the financial position as of September 30, 1996 and 1995, and the results of operations and cash flows for the nine months then ended.

Certain amounts as of September 30, 1995 have been reclassified to conform with the September 30, 1996 presentation.


MASTER REALTY PROPERTIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

2.      Mortgage notes receivable

						                               	September 30,           December 31,
							                                       1996                   1995

	MORTGAGE  NOTES RECEIVABLE
		Earning                                 $1,743,968              None
		Partially-earning                       $1,821,200              $  3,000,000
		Non-earning                             $3,671,417              $12,962,800
		TOTAL MORTGAGE NOTES
			RECEIVABLE                             $7,236,585              $15,962,800

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

3.      Foreclosed property held for investment

							                                 September 30,           December 31,
	                                                1996                   1995

	Land in New Mexico                       $1,000,000              $1,000,000

		Total foreclosed property
		held for investment                     $1,000,000              $1,000,000


4.      Investment in real estate partnerships

		Investment in real estate partnerships consists of the following:

                             			Ownership       Ownership %     Ownership %
	Partnership Name                Interest       at 9/30/96      at 12/31/95


OPP IX, Limited Partnership       Limited        24.9%             24.9%
OPP X, Limited Partnership        Limited         2.4%              2.4%
Historic Suites of America
- KC                              Limited        19.8%             19.8%
River Market Venture I, L.P.      General        80.0%             80.0%
New Historic Suites
Partners I, L.P.                   General        89.6%               0%

	In March of 1994, the Company, through River Market Venture, Inc. acquired a 1% general partnership interest in River Market
Venture I, L.P. and 100% of the common stock of a related corporation, Old Town Redevelopment Corporation. The partnership and corporation own real estate and development rights in the River Market area of Kansas City, Missouri. The Company acquired an additional 79% general partner interest in May, 1995. Commencing June 1995, the Company consolidated its 80% interest in the general partnership into their financial statements. The business combination has been accounted for under the purchase method of accounting.
Pro forma financial information has not been presented because the Company's investment in the partnership does not result in a significant business combination based on materiality.

	Effective September 1 ,1996 the Company became the managing general partner of New Historic Suites Partners I, L.P. (Historic). The Company converted its debt owed by Historic with a carrying value of $2,019,900 for an 89.6% interest in Historic. Historic owns a 101 room hotel in downtown Kansas City which it leases to an operating company. The Company will consolidate its investment in Historic into their financial statements. The business combination has been accounted for under the purchase method of accounting. Pro-forma financial information has not been presented because the Company's investment in Historic does not result in a significant business combination based on materiality.

5.      Property and equipment
						                                September 30,         December 31,
						                                         1996                 1995
Cost
	Land and land improvements               $  4,115,997            $  3,563,643
	Building and building
	improvements                               17,722,178              17,455,694
	Furniture                                   1,590,765               1,544,226
		Total Cost                               $21,712,883             $22,563,563
	Accumulated depreciation                   (1,716,057)             (1,186,791)
		Net property, plant and
		equipment                                $21,712,883             $21,376,772

	The aggregate depreciation charged to operations for September 30, 1996 and the year ended December 31, 1995, was $529,266 and $743,039, respectively.

                                         September 30,       December 31,
                                                 1996               1995

6.  Notes Payable

Note payable - F.D.I.C.
(purchased by First Bank of Missouri)
due in monthly payments, including
interest at 8%, based upon a 20 year
amortization  with all unpaid interest
and principle due April, 1999.
Collateralized by specific notes
receivable and foreclosed property.
This debt was paid in full
at August 31, 1996                               None          $2,019,828

Note payable - F.D.I.C. due in
monthly payments of $42,000 until
maturity May 2000.  Interest is based
on the prime interest rate plus 2%.
The note is collateralized by land
and building located in the River
Market area of Kansas City, Missouri.          $4,080,483      $4,168,500


Note payable - BRT due
September, 2000, payable in
60 monthly payments of $7,333 with
the remaining unpaid principal due at
maturity.  The original note is for
$600,000 and is non-interest bearing.
Interest has been imputed at the rate
of 9%.  The note is unsecured.                 $ 258,448      $  371,103

Convertible Subordinated
Debentures issued April, 1994.  The
securities were issued in the initial
aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year.
The securities mature December, 2003.
At any time prior to maturity, the
securities are convertible into shares
of common stock of the Company, unless
the securities are called for redemption.
The number of shares issuable upon
conversion is based on the Company's book value of $.224/share as of the December 31, 1993. As of September 30,
1996, $2,539,590 Debentures had been
converted into $11,337,455 shares of
common stock. In addition, at
August 31, 1996 $3,062,162 of Debentures including accrued interest were converted to the Alternative Treatment.

                                  							September 30,           December 31,
							                                          1996                   1994
The securities are subordinate and
junior in right of payment to all
senior indebtedness  of the Company
(which includes all collateralized
debt of the Company).  Senior
Indebtedness is to be paid in full
before holders of the Subordinated
Debentures are to be paid any
principal or interest.                     $3,722,284              $9,298,938

In the Company's reorganization plan,
and as certain individuals elected
an Alternative Treatment Plan, whereby
holders of certain debentures elected
the option to receive a directo loan
participation interest in a
collateral pool loan.  The loan was to be
be collateralized by Ramada Inn - Phoenix,
a 161 room hotel, located in Phoenix,
Arizona.  The participants elected to
change the collateral for the
Alternative Treatment as of August 31, 1996,
the closing date for the Alternative
Treatment.  In addition, certain
participants elected to receive certain
Kansas City, Missouri, industrial revenue
bonds owned by the Company as a reduction
in their Alternative Treatment at closing.
The Alternative Treatment is to be repaid
in quarterly installments including interest
at 9% based upon a 20 year amortization with
all remaining interest and principal due
December, 2003.  During 1995 and 1996
interest has been paid on a quarterly basis
based on the cash investment made by
participants.                                     $3,628,474       $2,165,809

Note payable due April, 2015,
collateralized by hotel property in
Euless, Texas.  The note
is payable in monthly installments of
$10,720.  Interest is at 9.5%, adjusted
every five years to the prime rate
plus 3.5%.                                        $1,120,729       $1,136,714

Note payable due in monthly payments of
$2,075,84 with a sixty month amortization
all unpaid interest and principle due
May 1, 1998.  This note was paid in
full at August 31, 1996.                           None             None


Note payable due in monthly payments
collateralized by a note receivable with
identical terms related to Tenant
improvements on a project in which the
Company was a participating lender.
Payments received under the note
receivable are paid in identical
amount under this note payable.                    $   83,587       None

Real Estate tax note payable to
Jackson County, Missouri
payable over 72 months.                            $  189,166       None

A note payable due 2001
collateralized by a first mortgage
on a mixed use apartments and
commercial building in Kansas City,
Missouri.  The note is payable in
monthly installments of $7,247.07.                  $  886,378      None

Total Notes Payable                                 $13,969,549   $19,160,892


    The Company acquired $93,787 and $661,130 of convertible subordinated debentures during the years ended December 31, 1995 and 1994, respectively, as required by the Plan of Reorganization under the Guymon settlement and the hardship debenture's agreement. These acquired debentures were not retired and have been netted against the total debentures outstanding to arrive at the $3,722,284 and $9,298,938 shown outstanding at September 30, 1996 and December 31, 1995.

                                             September 30,     December 31,
                                                     1996             1995

7.  Notes payable, related party.

The following notes payable
consist of advances from the
25% minority partner of Euless,
Texas 1192 General Partnership, and
must be repaid before the Company
can receive any cash distributions
from the Partnership:  The company has
a tentative agreement with its
minority partner to acquire their
interest in this partnership.  This
acquisition is contingent on a final
agreement being executed and the
closing of a financing transaction
by the Company.  All of the following
loans will be paid in full as part

10% note payable due July 31, 1998 with
interest only payments monthly based
on the cash flow of the property.
Collateralized by the property and
equipment of Euless, Texas 1192
General Partnership.                            $600,000          $600,000


10% note payable due on demand
with interest only payments monthly
based on the cash flow of the
property. Collateralized by the
property and equipment of Euless,
Texas 1192 General Partnership.                  $123,893         $123,893


Unsecured note payable relating
to Euless, Texas hotel due
July 31, 1998, with interest at
the prime interest rate plus 3%.
Interest is payable monthly.                     $439,117         $439,116
                                             ________________________________
Total notes payable,
related party                                  $1,162,960       $1,162,959


8.  Other Liabilities

Other liabilities consisted
of the following:
                                            September 30,       December 31,
                                                    1996               1995


Accounts payable                            $  186,078          $   69,992

Accrued, current and
delinquent real estate taxes                $1,095,480          $1,533,496

Other accrued expenses                         523,977             548,507

Other liabilities                              327,499             164.609
                                            _______________________________


TOTAL                                       $2,133,034          $2,316,604


The Company has consummated agreements with the certain taxing authorities for the repayment of delinquent real estate taxes, which included a substantial abatement of penalties and interest in the amount of $332,204. The Company continues to have delinquent taxes related to a rental property in Arizona. The
Company intends to pay these delinquent taxes out of a financing transaction, which is scheduled to tentatively close in December 1996. Part of the accrued taxes are subject to the terms of the reorganization agreement, a portion of the real estate taxes are due to be paid in 1998 and management is currently negotiating final repayment terms on the balance.
If the Company fails to pay the delinquent taxes, the underlying real estate could be foreclosed by the taxing authorities.




9.      Pension Plan

During 1994, the Company established a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the September 30, 1996 and year ended December 31, 1995 was
$ 31,185 and $41,576.


MASTER REALTY PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

Due to the number of assets taken through foreclosure and loan workouts, the operating monthly cash flow of the Company has continued to be adversely affected. The continuation of substantial non-earning loans at September 30, 1996 and in 1995 has negatively impacted the Company's cash flow. Although the Company has decreased its non-earning loans through foreclosures and loan workouts, some of these assets are still under-performing. Due to a limited liquidity in the real estate markets serving the Company is pursuing workouts or foreclosures related to its existing debts whose terms have expired and strategies to improve cash flow on real estate owned. The Company has received a tentative commitment to refinance the majority of its asset secured debt. This financing will provide the Company with a better control over its cash flow.

The Company has continued to operate under its Strategic
Redirection Plan (SRP). The SRP is intended to preserve and enhance the value of the Company's assets. The SRP comprises three phases as follows:


PHASE 1

ASSET PRESERVATION - The Company is taking steps to protect its interest in its assets. The Company has undertaken foreclosures, workouts and litigation as its primary tools in accomplishing this first phase of the SRP. The Company is in the process of negotiating a final workout relating to its remaining asset under Phase I of the SRP.

PHASE 2

CASH FLOW ENHANCEMENT - The Company is focusing its energies on the re-establishing of cash flow. This phase encompasses asset monitoring, collection efforts and control procedures over Phase 1 workout programs. The ultimate success of this phase will be dependent on the continued improvement of the general real estate market.

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


Liquidity and Capital Resources

It was the policy of the Company to augment its
equity capital by borrowings in order to increase its
investments in realty and mortgage loans and thus diversify
its investment risk.  The Company, in its early years,
experienced favorable results from lending Companies
to borrowers at higher rates, or acquiring mortgage loans
paying higher rates, than are charged to the Company under
its credit facilities.  However, due to the number of
non-earning or partially earning loans in 1990 through 1995, this technique led to an additional strain on the Company's
cash flow and operations.   These issues were addressed as part of
the debt restructuring under the Company's Plan of Reorganization. The following summarizes the primary debts of the Company.


The Company had a note payable with the First Bank of Missouri which was formerly a revolving line of credit.
This note was paid in full on August 31, 1996

The Company and its partner has a $1,120,729 first mortgage loan with a bank in Texas relating to the Company's hotel in Euless, Texas. The Company is a seventy-five percent (75%) partner in the partnership which owns the Hotel. The partnership is current on its obligation with the bank. In addition, the partnership owes to the non-Company partner $1,162,960 as of September 30, 1996, which is being paid out of the cash flow from the Hotel. Interest accrued of $170,555 remains unpaid at September 30, 1996.

The Company and its partner has a $ 4,900,000 first mortgage loan with a bank in Missouri relating to the Company's hotel in Kansas City, Missouri. The Company is a 89.6% partner in the partnership which owns the Hotel. The partnership is current on its obligation with the bank. This note and the corresponding assets have not been consolidated into the financial statements at September, 1996. The partnership interest has been accounted for under the equity method at September, 1996.

The Company has a note payable with the FDIC related to the Company's acquisition of a first mortgage on an apartment and commercial building in which the Company had been a subordinated participant. This note is due in monthly installments with a five year term. The Company is current on this obligation.

The Company owes $3,722,284 as of September 30, 1996 on its subordinated debentures. The terms of the debentures include an amortization period over twenty years with interest at six percent and a balloon payment in 2003 of any unpaid principal and interest. The debentures are subordinated and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior indebtedness will be paid in full before holders of the subordinated debentures will be paid any principal or interest. Accordingly, no payment under the debentures has been made. The Company has converted $2,539,590 of Debentures into 11,337,455 shares of common stock under the conversation privilege of the Debenture. In addition, the Company converted $3,062,116 of the Debentures including accrued interest into the Alternative Treatment on August 31, 1996.

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

Effective August 31, 1996, the Alternative Treatment was closed. The participants had $2,902,345 of cash, $399,147 of the Company common stock, and $3,062,162 of Debentures including accrued interest thereon included in their investment. Certain of the participants elected to receive $2,336,032 of Kansas City, Missouri, industrial revenue bonds owned by the Company, as a reduction in their Alternative Treatment.

As the real estate economy continues to recover and the full implementation of the SRP is completed, the Company's management believes the Company should be able to substantially recover from its current short-term cash flow problems.

Results of Operations

The Company's total assets, before giving effect to the allowance for losses, was $34,559,684 and $40,777,068 at September 30, 1996 and December 31, 1995 respectively.
This reduction was related to the conversion of certain mortgage notes which had previously been reserved into an 89.6% equity position in a partnership which owns a hotel property in Kansas City, Missouri.

Included in total assets at September 30, 1996 were mortgage
loans totaling  $7,236,585.   Non-earning mortgage notes
receivable were decreased at September 30, 1996 to $3,671,417 from $12,962,000 at December 31, 1995. The allowance for possible losses related to the mortgage notes of the Company was $5,492,617 at September 30, 1996 and $10,780,742
at December 31, 1995. The allowance for possible losses continues to be a direct result of the lack of liquidity in the real estate industry with respect to certain of the Company's borrowers. The Company's management, in determining the reserve for possible loan losses, takes into consideration a number of factors including property appraisals, the net operating cash flow of the property, the cost of money expected, capitalization, and national and local economic and real estate conditions in arriving at its loan loss evaluation.

The Company had a net profit for the nine months ended September 30, 1996 of $1,971,701 or $.32 per share
(non-diluted) as compared to a profit for the period ended September 30, 1995 of $793,100 or $.21 per share (non-diluted). The continued profitability of the Company is a result of implementation of the SRP.

Interest and fee revenue on mortgage loans for September 30, 1996 was $449,849 compared to $371,845 for September 30, 1995. This increase is a direct result of the restructuring of two non-earning loans in which previously reserved interest was recovered.

Revenues from rental real estate increased in the period ending September 30, 1996 increased from September 30, 1995 by $370,297. This increase was primarily a result of the Company's increase in its rental real estate activities.

The Company recognized revenues of $1,570,281
and $1,624,471 for September 30, 1996 and September 30, 1995 respectively from a hotel in which the Company is a seventy-five percent (75%) partner and $173,000 of hotel lease rental revenue for September 30, 1996 compared to $120,000 for September 30, 1995. The hotel lease revenue increase was due to the Company's increased ownership in a hotel property in September, 1996.

The Company recorded a $2,943,039 recovery on its previous reserves for loan and investment losses and reductions in liabilities at September 30, 1996. These recoveries are directly related to the implementation of the SRP.

Interest expense increased from $944,883 for September 30, 1995 to $1,223,050_ for September 30, 1996. This increase was due to the increased debt related to consolidated partnership activities. The conversion of $2,019,829 of Debentures into common stock of the Company for the three month ended
September 30, 1996 resulted in $299,825 of previously expensed interest to be recovered and recorded as recovery income.

The Company's general and administrative expenses increased by $479,464 for the nine months ended
September 30, 1996 as compared to the nine months ended
June 30, 1995. This increase is substantially due to the recording of the accrued of bonuses which will be earned under the bonus pool in 1996.

The Company's servicing fees declined in the period ending in September 30, 1996 from $73,468 at September 30, 1995 to $41,346 in the period ending September 30, 1996. This decline was a result of lower loan servicing fees related to the decline in mortgage notes. Payroll costs for September 30, 1996 were $340,686 as compared to $320,755 at September 30, 1995.

The Company recognized rental real estate operating expenses of $970,418 and $1,078,850 for the period September 30, 1996 and 1995 respectively. The decrease in expenses was primarily related to the Company's disposition of an office building in October, 1995 and its strategies related to Phase II of the SRP.

The Company recognized hotel expenses of $1,102,532 and $1,320,132 for the periods of September 30, 1996 and 1995, respectively, from a hotel in which the Company is a seventy five percent (75%) partner.

Potential Impact of Known Facts, Commitments, Events
And Uncertainties on Future Operating Results

The Company is substantially impacted by the general economic trends in the real estate economy. As the real estate markets served by the Company continue to recover the Company's ability to perform under the SRP is improved.
The Company's Trustees and management believe this improving trend will continue and will result in the Company stabilizing its monthly operating cash flow. In the interim, the Company must complete its debt restructurings and continue to pursue the sale of one or more of its asset

The Company has actively solicited Debenture holders to exercise their option of conversion of their Debentures into stock of the Company. These conversions will result in a positive impact to the Company's financial position.

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

Dated: November 12, 1996 MASTER REALTY PROPERTIES, INC.

By:   /s/ John J. Bennett
						John J. Bennett, Chairman
						(Principal Executive Officer)



      /s/ Thomas H. Trabon
						Thomas H. Trabon, Executive
						Vice President, Treasurer and
						Chief Financial Officer



(The remainder of this page intentionally left blank)



Master Realty Properties, Inc.
Statement of Changes in Shareholders' Equity
Nine Months Ended in September 30, 1996 and 1995


Balances, December 31, 1994

                                       Capital in  Undistributed   Total
Preferred Stock     Common Stock       Excess of      Earnings     Shareholders'
Shares     Amount   Shares    Amount   Par Value      (Deficit)    Equity

2,491,622  $24,916  1,308,669 $13,086  $35,667,043  ($32,370,908)  $3,334,137


Net income for period                                    793,100      793,100

______________________________________________________________________________

Balances, September 30, 1995

2,491,622  $24,916  1,308,669  $13,086  $35,667,043 ($30,487,510)  $4,217,535

Debenture to
Stock Conversion    ######### $109,383

Debenture to
Stock Conversion                        $2,430,208                 $2,430,208

Net Income
for the Period                                       $1,971,701

Subsidiary Distribution                                ($6,616)
 _____________________________________________________________________________
Balances,
September 30, 1996

2,491,622  $24,916  #########  $122,469  ###########  $(28,522,425) $9,722,211