Form 10-K
MASTER MORTGAGE INVESTMENT FUND INC
filed 1997-05-19
CIK 835712

S.E.C. Filing

                   MASTER REALTY PROPERTIES, INC. f/k/a
                   MASTER MORTGAGE INVESTMENT FUND, INC.
                                    10K
                             December 31, 1996

                           Filed:  May 16, 1997

TABLE OF CONTENTS
BUSINESS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION TO A VOTE
MARKET FOR EQUITY
SELECTED FINANCIAL DATA
MANAGEMENT DISCUSSION
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DISAGREEMENTS WITH ACCOUNTANTS
DIRECTORS AND OFFICERS
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP
CERTAIN RELATIONSHIPS
EXHIBITS AND REPORTS


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

   x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------  SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE -------- SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-22805
                         ----------------

MASTER REALTY PROPERTIES, INC. f/k/a
MASTER MORTGAGE INVESTMENT FUND, INC.

(Exact name of Registrant as specified in its charter)

        DELAWARE                                    48-1056392
     (State or jurisdiction of                  (I.R.S. Employer
     incorporation or organization)            Identification No.)

     712 BROADWAY, SUITE 700, KANSAS CITY, MISSOURI    64105
     (Address of principal executive offices)       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (816) 474-9333 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Common, Par Value $.01 per share
               Preferred, Par Value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes        No  X


     As of December 31, 1996, the Registrant had 2,491,622 shares of preferred stock and 15,554,669 shares of common stock outstanding. The Registrant had approximately 2,300 shareholders at December 31, 1996. The aggregate market value of shares held by non-affiliates of the Registrant, based on the public offering price per share, was $38,002,910. (See Item
5).

PART I

<<BUSINESS>>
Item 1.  Business:

General

Master Realty Properties, Inc. formerly Master Mortgage Investment Fund, Inc. (the "Company") is a Delaware corporation which has conducted its operations with the intention of meeting the requirements of the Internal Revenue Code of 1986 for qualification as a real estate investment trust
(REIT). The Company was incorporated on May 12, 1988 and commenced operations on December 15, 1988.

The Company completed its initial public offering of a maximum of 3,000,000 preferred shares and 2,000,000 common shares on November 18, 1989. A total of 2,756,474 preferred and 841,542 common shares were sold for an aggregate of $35,980,160 in gross offering proceeds. The Company, at December 31, 1996, had 2,491,622 shares of preferred and 15,554,669 shares of common stock outstanding. The change in outstanding stock reflect shares issued under the Dividend Reinvestment Plan, the conversion of preferred stock to common stock and the conversion of the Company's Subordinated Convertible Debentures to common stock.

The Company filed for protection under Chapter 11 of the Federal Bankruptcy Laws on April 17, 1992. On April 11, 1994 the Company's Plan of
Reorganization became effective and the Company commenced operations outside of its Chapter 11 proceeding.

The Company was operated under an Advisory Agreement until June 15, 1994 at which time the Board of Trustees elected to become internally administered.

The Company currently has five (5) employees.

The Company was organized for the primary purpose of realizing income from originating and investing in short-term loans, junior mortgage loans, wraparound mortgage loans, first mortgage loans with and without participation features, construction loans and pre-development loans secured by real estate. The Company has changed its primary purpose to holding real estate assets.

The Company became the owner of various real estate assets through acquisitions, foreclosures, deeds in lieu of foreclosure or workouts with previous borrowers. The Company intends to hold and operate these real estate assets for the production of income and appreciation.

As of December 31, 1996, the Company's loan portfolio consisted of two (2) loans with an aggregate carrying value in the amount of $1,544,599. A loan's carrying value represents the outstanding principal amount as adjusted for deferred origination, other fees and costs, and appropriate allowances for possible losses. All of the outstanding principal amount of the Company's loans were secured by properties located in the Kansas City Metropolitan area.

      As of December 31, 1996 the Company's real estate owned had an aggregate carrying value of $30,992,472. These assets were either owned directly or through wholly owned subsidiaries of the Company.

     The Company conducts its operations in three different segments of the real estate industry including mortgage loan investing, rental real estate and hotel activities. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report of Form 10-K for certain financial information required in Item 1.

     The total revenues from the Ramada Inn, Euless, Texas (a hotel property) and the River Market project (a commercial rental property) accounted for 20% and 18% of consolidated total revenues respectively.

     The Company's real estate assets are encumbered to various amounts. See Item 1 investment policy, for a description of the various Company debts.

Strategic Redirection Plan

     In response to the lack of liquidity in 1990 and 1991 in the real estate industry throughout the country and its effect on the Company, the Company changed its strategic direction during 1991. The filing of Chapter 11 represented a step supporting the Strategic Redirection Plan
(SRP).

     The SRP implemented by the Company's management and Trustees in 1991 was intended to preserve and enhance the value of the Company's assets. The SRP represents the current operating guidelines for the Company's management.

PHASE 1

     ASSET PRESERVATION - the Company is taking steps to protect its interests in its assets. The Company has undertaken foreclosures, workouts, litigation, and the Chapter 11 filing as its primary tools in accomplishing this first phase of the SRP.

PHASE 2

     CASH FLOW ENHANCEMENT - the Company, as it accomplishes Phase 1, Asset Preservation, will refocus its energy to the re-establishing of cash flow to its shareholders. This phase encompasses asset monitoring, collection efforts, and control procedures over Phase 1 workout programs. The ultimate success of this phase will be dependent on the general improvement of the real estate market.

PHASE 3

     SHAREHOLDER LIQUIDITY - The final phase of the SRP is to provide shareholders of the Company with liquidity options. The first and foremost goal of this phase will be the creation of a marketplace for the Company's stock. The ability for Company management to accomplish this phase will be subject to the marketplace response to the SRP and the need for the conversion of the Debenture debt into common stock.

     A further description of the Company's business is included in "Management's Discussion and Analysis and Results of Operations" included in "Item 7" of this Form 10-K.

Investment Policy - Operations

     The Company's prior investment policy emphasized investments in short- and intermediate-term senior and junior mortgage loans secured by real property. At December 31, 1996, the Company had two (2) loans with a principal outstanding balance of $5,519,500.

     The basic investment objectives of the Company are to provide current income and capital appreciation while at the same time protecting the Company's capital. The Board of Trustees continue to evaluate other investment opportunities in the real estate area which may, in the future, provide opportunities to achieve those objectives. During 1996, the Company achieved a profit in its operations.

     The SRP Phase 1 implementation resulted in the Company aggressively pursuing delinquent mortgage loans through the use of foreclosure actions, taking an equity position in the underlying property secured by the Company's mortgage loan and restructuring of mortgage loans to allow for the value of the property to recover.

     During 1992 through December 31, 1996 the Company had converted approximately $22,000,000 of carrying value of mortgage loans into real estate owned.

     It was the policy of the Company to augment its equity capital by borrowings in order to increase its investments in realty and mortgage loans and thus diversify its investment risk.

     The Company had a note payable with a local bank which was formerly a revolving line of credit. The principal balance owed under this note at December 31, 1995 was $2,019,828. This note was paid in full in 1996.

     The Company's note payable to a New York Real Estate Investment Trust was paid in 1995. The Company transferred its interest in an office building in Fairway, Kansas, and issued a new term note payable to this lender as repayment of the old note payable. The terms of the new note included no interest with principal payments over 60 months. The Company was required to pay $30,000 in October 1995 and $75,000 in January 1996 along with payments of $7,333 per month during the term of the note. The principal balance of this note at December 31, 1996 was $235,763. The Company is current on all of its payments under this note.

     The Company and its former partner had a $1,136,714 first mortgage note at December 31, 1995 with a bank in Texas relating to the Company's hotel in Euless, Texas. This note was paid in full in 1996.

     The Company and its partners had a $4,168,500 first mortgage note at December 31, 1995 with the FDIC securing a multi use project in Kansas City. This note was paid in full in 1996.

     The Company owes $3,227,043 as of December 31, 1996 on its Subordinated Convertible Debentures which were issued on the Effective Date as part of the Plan of Reorganization. The terms of the Debentures include an amortization period over twenty years with interest at six percent and a balloon payment in 2003 of any unpaid principal and interest. The debentures are subordinated and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior indebtedness must be paid in full before holders of the subordinated debentures will be paid any principal or interest.

     The Company re-acquired certain debentures in 1994-1996. These debentures were acquired under the hardship provisions of the debenture instrument, under required payments under the Plan of Reorganization, relating to collateral for certain advances to the Company during its Chapter 11 proceeding which were collateralized by proceeds received in the apartment sale in Tempe, Arizona and as a result of the closing of the Alternative Treatment under the Plan of Reorganization.

     The Plan of Reorganization included an Alternative Treatment for Debenture holders whereby the Debenture holder could elect to convert their Debenture plus an equal amount of cash (or stock in certain cases) to a debt or a specific property.

     In 1995 and 1996, those Debenture holders who elected this Alternative Treatment agreed to expand the pool of assets to which this treatment applied and adjust its terms.

     The Alternative Treatment closed on August 31, 1996. $2,902,411 of cash investment and $3,062,162 of Debentures were tendered to the Company at closing. The Company paid to certain participants $2,345,000 of Kansas City Missouri Industrial Revenue Bonds at closing. In addition, the Company paid $1,500,000 principal payment in December, 1996 leaving a balance of $2,119,507 at December 31, 1996.

     The Company, in December 1996, completed a refinancing of certain of its real estate assets in the principal amount of $19,200,000. The interest rate on this note is based on the one-month London Interbank Offered Rate (LIBOR) payable monthly. No principal payments are required under this note until the earlier of a sale of any of the secured property or maturity. This note matures on December 12, 1998. The note can be extended for one additional year.

     Environmental Matters

     In its capacity as a mortgage lender, the Company was ordinarily not subject to liability for any condition on the underlying property which may be in violation of environmental laws or regulations. However, courts have imposed such liability on mortgage lenders in cases in which the lender exercises certain controls over the property or the borrower. In addition, lenders are subject to environmental regulation in connection with properties acquired in foreclosure.

     The Company has recovered real estate assets and, therefore, is subject to environmental regulation with regard to these properties. Management of the Company has not been made aware of any violation of environmental laws or regulations in connection with these properties and does not anticipate that the expenditure of funds for environmental compli-ance, if any, will be material.

     The Company will continue to consider the effect of the environmental laws and regulations as it proceeds with loan workout plans and new real estate activities.

Employees and Service Contracts

     During 1996, the Company had five (5) employees.

     During 1993 through 1996, Embassy Properties, Inc. (EPI) provided property management and loan servicing to the Company. The property management services provided by EPI include, among other things, rent billing and collection, maintenance, contractor negotiations and supervision, sales, and leasing. EPI's management fees are paid monthly at market rates.

     As a real estate investment trust, the Company may not operate or manage its hotel properties. All of the hotel properties owned by the Company will be operated by Embassy Hotel Management Company, Inc. (EHM) and managed by Embassy Properties, Inc. (EPI). The leases with EHM will provide for a substantial base rent and percentage rent. It is not anticipated that EHM will receive any significant benefit under these leases.

     EHM operated the Company's hotels in Phoenix, Arizona and Kansas City, Missouri under lease agreements with the Company. Beginning January, 1997 EHM operated the Company hotel in Euless, Texas under a similar lease agreement.

<<PROPERTIES>>
Item 2.  Properties

     The Company's executive offices are located at 712 Broadway, Suite 700, Kansas City, Missouri 64105. The offices in which the Company's operations are conducted are owned by Soho Office Center Associates, who is a borrower of the Company. The Company pays approximately $11.00 per square foot for its space, which the Company believes represents the fair rental value.

     The real estate business in which the Company is engaged is highly competitive and the Company is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located.

     The following represents a brief description of the real estate owned and held for the production of income at December 31, 1996:

     Kansas City, Missouri

     A 24,000 square foot commercial office building.

     A 71,500 square foot commercial office building. This building was sold in January, 1997.

     A 173 space parking structure located in the Historic Garment District of Downtown Kansas City, which includes 17,000 square feet of leasable storage space and 8,500 square feet of leasable commercial space.

     A multi use project containing 165 apartments and approximately 87,000 square feet of leasable commercial and retail space in the Historic River Market area of Kansas City. The Company owned approximately eighty-nine percent (89%) of this project as both a general partner and a limited partner at December 31, 1996. The Company, in March, 1997 acquired the remaining approximate eleven percent (11%) limited partner interest in the partnership.

     A one hundred and one (101) room hotel located in the Historic Garment District of Kansas City. The Company is an 89.6% General Partner in a partnership which owns this hotel. The partnership leases the hotel to Embassy Hotel Management (EHM) who operates the hotel.

     A multi use project containing 47 apartments and approximately 14,000 square feet of leaseable commercial space in the Historic Garment District of downtown Kansas City.

     Independence, Missouri

     A multi use project consisting of seven (7) buildings located on 2.769 acres of land. The buildings contain 25,761 leasable square feet

     Euless, Texas

     A one hundred forty-four (144) room Ramada Inn which was entirely renovated and re-opened in March, 1994. The Company leases this hotel to EHM who operates the hotel.

     Phoenix, Arizona

     A one hundred sixty-one (161) room Ramada Inn which was entirely renovated in two phases between 1992 and January, 1995. The Company leases this hotel to EHM who operates the hotel.

     Truth or Consequences, New Mexico

     One thousand nine hundred and forty (1,940) acres of land held for future recreational and housing development located on the Elephant Butte reservoir.

<<LEGAL PROCEEDINGS>>
Item 3.  Legal Proceedings

     During 1994, a suit was filed against the Company and two of its wholly-owned subsidiaries. The plaintiff alleges that the Company entered into a contract to sell an apartment complex to them and, subsequently, sold the apartment complex to another party. The plaintiff was asking for damages in excess of $4,000,000. The case was settled in 1995 at a $125,000 cost to the Company.

     The Company entered into a secured indemnity agreement with the title company handling the sale of the apartment complex. Under certain circumstances, the Company indemnified the title company for any defense costs associated with the sale of the apartment complex. Included in restricted cash at December 31, 1994 was $300,000, held in escrow, to fund any defense cost incurred. These funds were released as part of the Settlement. Legal fees and the settlement costs were paid out of these funds with the balance being returned to the Company.

     During 1994, a suit was filed against the Company by an individual who owed approximately $736,000 to the Company. This suit was settled in 1995 with the Company receiving $100,000 and dismissing all of the claims.

     A wholly owned subsidiary of the Company was named in a lawsuit related to a former restaurant tenant in Euless, Texas. The Company does not believe there is any merit to this suit.

<<SUBMISSION TO A VOTE>>
Item 4.  Submissions of Matters to a Vote of Securities Holders:

     On July 23, 1996 and August 15, 1996, a Special Meeting in Lieu of the Annual meeting for 1995 of the Shareholders was held in Kansas City, Missouri. At that meeting the shareholders approved the following matters:

     The ratification of the Amendment of the Articles of Incorporation of the Company to reduce the authorized number of preferred shares to 2,500,000.

     The Amendment to the Articles of Incorporation of the Company to change the name of the Company from Master Mortgage Investment Fund, Inc. To Master Realty Properties, Inc.

     The Amendment to the Articles of Incorporation of the Company to conform the indemnification provisions contained in the Articles of Incorporation to the indemnification provisions contained in the Bylaws.

     The Amendment and restatement of the Bylaws to reflect the current business plan of the Company.

     The Amendment to the Bylaws of the Company to establish a Classified Board of Trustees.

     Election of the Trustees as follows:

               John J. Bennett          Second Class Trustee
               Byron Constance          First Class Trustee
               Richard Polcari          Second Class Trustee
               Robert K. Brown          First Class Trustee
               James E. Trimmer         Second Class Trustee
               Roger E. Buford          First Class Trustee
               James I. Threatt         First Class Trustee

     The appointment of Mayer Hoffman & McCann as auditors of the Company for the 1996 fiscal year.

PART II

<<MARKET FOR EQUITY>>
Item 5.  Market for Registrant's Common Equity and Other Related Matters:

     The Company completed an initial public offering of its preferred and common shares on November 18, 1989. As of such date, a total of 2,756,474 preferred shares and 841,542 common shares had been sold for an aggregate of $35,980,160 in gross offering proceeds.

     Based on the Company's shareholder records at December 31, 1996, the Company has approximately 1,557 common shareholders and 723 preferred shareholders.

     The preferred and common shares of the Company are not traded on any established public trading market, and the Company is not aware of any quotations of the market price, if any, for the preferred or common shares of the Company. There were secondary trades in the Company's stock up to September of 1990, but no systematic reports by brokers as to the prices at which such stock was traded are available. However, the Company's stock has periodically been traded between certain Beneficial Owners and Management as reported in Item 12, Security Ownership of Certain Beneficial Owners and Management for the appropriate periods. The Company's Trustees believe the implementation and success of the SRP and Debenture conversion options could lead to the reestablishing of a secondary market which may eventually lead to a NASDAQ listing.

     At the time of its public offering, the Company intended to apply for quotation of the common shares on NASDAQ following completion of the offering, assuming satisfaction of the requirements for a NASDAQ listing. Among the requirements for obtaining a NASDAQ listing is the requirement that the Company have at least two active market makers for the common shares. The Company did not subscribe a sufficient number of common shares during its initial offering to attract active market makers in its common stock. The Company currently meets all requirements for obtaining a NASDAQ listing with the exception of such requirement. The trustees believe, with the successful implementation of the SRP and the substantial interest shown to date in the Debenture conversion option to common stock, that a trading market will be established in the future.

      There are no outstanding options to purchase any preferred or common shares of the Company. The Company did issue 112,086 warrants to purchase common stock of the Company at $5.13 per share. These warrants were issued as part of an additional $575,000 advance under the related party line of credit. These warrants were eliminated as part of the Company's Plan of Reorganization. The Company's preferred shares are convertible into common shares at the option of the preferred shareholders at the ratio of one common share for each preferred share.

     The Company issued Convertible Subordinated Debentures as part of the Plan of Reorganization. The Debentures are convertible into shares of common stock of the Company, unless the Debentures are called for redemption. The number of shares issuable upon conversion is based on the Company's book value at December of 1993 of $.224/share. If at December 31, 1996, all Debenture holders elected to convert to common stock, an additional 30,336,717 shares would be issued. The earnings per share of common stock and common stock equivalents for 1996 was $.19. The fully diluted earnings per common share was $.04.

     The Company maintains a Dividend Reinvestment Plan (the "Plan"), pursuant to which shareholders who are participants in the Plan may reinvest dividends from the Company in additional preferred and/or common shares of the Company. Dividends may be reinvested by the Plan in shares purchased either from the Company or its shareholders.

     The Company is required to distribute not less than 95% of its taxable income annually to maintain its status as an REIT. In accordance with this policy, the Company has paid dividends to its shareholders as set forth in the following table:

          Per share amount            Date paid of dividends
         ------------------          ------------------------
          January 31, 1989                   $.025
          April 30, 1989                      .20
          July 31, 1989                       .20
          October 31, 1989                    .30
          January 31, 1990                    .295
          April 30, 1990                      .275
          July 31, 1990                       .20

     No dividends were paid in 1991-1996.

     All dividends to date have been paid from the operating cash flow of the Company. Preferred and common shares are entitled to equal distributions per share from operations with the preferred shares having a preference upon liquidation.

     The amount and timing of future dividends, if any, will be at the discretion of the Board of Trustees and will depend on the Company's financial condition, earnings, cash flow, the Trustees' determination regarding continuance of the Company's REIT status and other factors.

<<SELECTED FINANCIAL DATA>>
Item 6.  Selected Financial Data:

     The following table, not covered by the report of independent certified public accountants, sets forth selected historical financial data from 1992 through 1996. This table should be read in conjunction with the detailed information and financial statements of the Company appearing elsewhere herein.

Operating results:   1996        1995        1994        1993       1992
------------------  ------      ------      ------      ------     ------
Revenues         6,587,642   4,834,116   9,518,079   4,571,933   7,096,279
Net income
 (Loss)          1,550,216   1,883,399   2,481,895  (2,826,338) (9,698,669)

Per share:
----------
Net income
 (Loss)                .19         .50         .65       (2.14)      (7.41)
(Without anti-
dilutive effect)
Dividends            None        None       None        None        None
Weighted average 8,301,519   3,800,291   3,800,291   1,308,669   1,308,669
number of shares
outstanding

Balance sheet:
--------------
Total assets     38,972,126  29,996,326  27,408,492  41,705,253  41,061,220
Notes payable    24,964,331  20,323,851  19,610,838  36,607,046  35,037,721
Shareholders'
equity            9,814,936   5,217,535   3,334,136     852,251   3,678,589

<<MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS>>
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

     During 1990 through most of 1993, the United States economy suffered through a recessionary cycle. Certain parts of the country were more greatly impacted by the recession than others. In particular, the east and west costs of the United States were significantly affected. The markets served by the Company were all affected to varying degrees. The national economic environment affected the Company's activities through a reduction in demand for rental space and a lack of activity in the real estate market. In particular, commercial, retail and development activities were negatively impacted. The Company's lenders were adversely effected by this decline which dramatically effected the Company's operations after the government takeover of the Company's primary lenders.

     The real estate economy, both nationally and the markets served by the Company, improved during 1994, 1995 and 1996. Residential vacancies decreased and an improvement in office market leasing in the latter part of 1994 and all of 1995 and 1996 has been reported. The hotel industry nationally had profitable years in 1994, 1995 and 1996. In general, these factors have had a positive impact on the Company's financial results.

     Due to the number of assets taken through foreclosure and loan workouts, the normal monthly cash flow of the Company for 1994, 1995 and the first half of 1996 were adversely affected. The substantial non-earning loans in the amount of ($12,962,800 and $13,748,051 in 1995 and 1994 respectively) negatively impacted the Company's cash flow. The Company has substantially decreased its non-earning loans through foreclosures and loan workouts, however, some of these assets are still under-performing.

     During 1996, the Company began to stabilize its monthly cash flow. This stabilization was enhanced by a substantial ($19,200,000) refinancing of certain of the Company's real estate assets in December, 1996.

     The Company sold an apartment complex in Tempe, Arizona in December, 1994 for a gain of $4,085,128. This sale provided to the Company approximately $4,500,000 of cash. This cash allowed the Company to pay various secured creditors of the Company as required under the Plan of Reorganization. In addition, the cash received allowed the Company to maintain a small operating reserve to help deal with the ongoing monthly cash flow deficiencies.

     The Company, as of December 31, 1996, had received $2,902,411 of Alternative Treatment funding. Part of these funds were used in the renovation of the Company's hotel in Phoenix, Arizona, the remainder of the funds were used in the capital contribution required in the River Market project and other related projects. Limited amounts of these funds were used for general operating expenses of the Company. No working capital advances had been made at December 31, 1995. Working capital advances of $82,333 were made in February, 1996.

     The Company is working diligently to complete the full implementation of the second phase of the SRP in order to stabilize the Company's monthly cash flow. The Company's management and Board of Trustees believe substantial progress in this stabilization process was achieved in 1996.

     The Company's management believes the Company has recovered from its short-term cash flow problems.

     During 1996, there was a substantial increase in the common stock of the Company related to holders of the Company's subordinated convertible Debentures electing to convert their Debentures to the Company's common stock. This has resulted in a dilution of earnings per share as is reflected in Item 8.

Funds from Operations

     The National Association of Real Estate Investment Trusts has adopted a new definition of funds from operations ("FFO"). Under the definition, FFO represents net income excluding gains (or losses) from debt restructuring or sales of properties, plus depreciation of real property and after adjustments for unconsolidated partnerships and joint ventures. Under this definition, the Company's FFO is computed as follows:

December 31, 1996 and 1995
                              Years ended December 31, 1996 and 1995
                              --------------------------------------
                                   1996                    1995
                                  ------                  ------

Net Income                      $1,550,216               $1,883,399

Less minority interest             (34,073)                 (64,121)
                                ------------------------------------
Income before minority
 interest                       $1,516,143               $1,819,278

Add depreciation and
 amortization                   $  780,474               $  766,733

Less gain on sale of assets     $        0               $ (382,780)

Less abatement of real
 estate taxes                   $ (409,204)              $        0

Less accrued interest expense
written off on converted
 debentures                     $ (447,139)              $        0
                                -----------------------------------
Funds from operations           $1,440,274               $2,203,231
                                ===================================

Results of Operations - 1996 Compared to 1995 and 1994

     The Company's total assets, before giving effect to the allowance for losses, was $43,947,027, $40,777,068, and $43,926,055 at December 31, 1996
and 1995 and 1994, respectively. Non-earning and substantially under performing mortgage notes receivable decreased from $20,102,620 at December 31, 1994 to $15,962,800 at December 31, 1995 and to $5,519,500 at December
31, 1996. These decreases were a direct result of the implementation of Phase I of the SRP. The Company acquired assets with a book value of $3,580,401, and $10,148,058 in various foreclosure proceedings in 1996, 1995 and 1994 . The recoveries on mortgage notes and investments of the Company was $2,067,193, $3,587,165 and $2,632,194 at December 31, 1994,
1995 and 1996 respectively. The reserve for loan and investment losses was $4,974,901 at December 31, 1996 compared to $10,780,742 at December 31,
1995 and $16,517,563 at December 31, 1994. The Company's management, in determining the reserves for loan and investment losses, takes into consideration a number of factors including property appraisals, the net operating cash flow of the property, the anticipated borrowing costs of additional funds, capitalization rates and national and local economic and real estate conditions. The Company's management believes real estate values were adversely affected by over-building, a general decline in the economy which has resulted in increased vacancies, declining rents and, in general, an inactive market for selling and refinancing real estate during 1990-1993. However, these factors are reversing and increased occupancies and higher values have been recognized in 1994, 1995 and 1996 reflect the recovery in the value of the Company's assets.

      Interest and fee revenue on mortgage loans for the year ended December 31, 1996 increased from 1995. Interest and fee revenues was $507,593, $432,836, and $279,742 for the years ended December 31, 1996,
1995 and 1994 respectively. This increase was due to an increase of revenue on one of the Company's hotel first mortgages and a commercial note. Both of these notes were converted to equity in real estate during 1996.

       Revenues from rental real estate in 1996 increased from 1995 which had decreased in 1994. Revenues from rental real estate were $2,192,737, $1,841,801, and $3,663,379 for the years ended December 31, 1996, 1995 and
1994 respectively. The increase in 1996 was due to the growth in the Company rental revenues on its properties while the decrease for 1994 to 1995 was related to a sale of one of the Company's apartment projects.

     The Company recognized revenues of $2,825,455, $2,214,114 and $1,178,801 for December 31, 1996, 1995 and 1994 respectively from its hotel properties.

       This revenue includes the net revenue from a hotel operation in which the Company was a seventy-five percent (75%) partner until December, 1996 at which time the Company became the sole owner of the hotel. In 1996, the net revenue from this hotel went to the Company's partner as a paydown on certain loans from that partner. The Company has leased this hotel to EHM as of January, 1997.

     In June 1994, the Company became owner of a hotel in Phoenix, Arizona.

This hotel was operated under a receivership lease agreement with EPI in 1994. No lease revenue was received from the hotel in 1994. Beginning January 1, 1995, this hotel was leased to EHM under a lease agreement which provides for the Company to receive a base rent, plus a percentage of gross revenues over various gross income levels. The Company recognized $756,707 and $480,000 of lease revenue in 1996 and 1995 respectively from this hotel.

     In September, 1996 the Company acquired an 89.6% general partner interest in a partnership which owned a hotel in Kansas City, Missouri.
The partnership leased this hotel to EHM. The lease agreement provides for a base rent plus a percentage of gross revenues over various gross income levels. The Company recognized $243,313 of lease revenue in 1996 from this hotel.

     The Company sold an apartment complex which it owned in Tempe, Arizona. The Company recognized a $4,085,128 gain on this sale in 1994. The Company disposed of other real estate assets in 1995, recognizing a gain of $382,780.

     The Company, in 1996, settled with a taxing authority on real estate taxes associated with properties the Company had previously foreclosed. This settlement entailed an abatement of $409,204 of interest and penalties and a payment of the remaining balance over seventy two (72) months without interest.

     Interest expense was $1,813,730, $1,650,871, and $2,436,273 for years ended December 31, 1996, 1995 and 1994, respectively. Included in interest expense in 1996 and 1995 is $427,987, 461,393, and $526,195 of interest accrued and owed to the Debenture holders and the unsecured creditors of the Company.

     The Company's general and administrative expenses were $1,705,469, $533,285 and $396,491 for the years ended December 31, 1996, 1995 and 1994, respectively. The increases were primarily due costs related to the Company becoming self-administered including the bonus pool earned and discussed below and in Item 11. The increase in 1996 was a result of accruing all prior year unearned and all the 1996 calculated bonus pool amounts.

     The Company had $469,884 of expenses related to the Chapter 11 proceeding in the year ended December 31, 1994. No Chapter 11 expense was incurred in 1995 or 1996. The Company will not have any ongoing costs related to its Chapter 11 proceeding.

     For the year ended December 31, 1996, 1995 and 1994, the Company recorded a $2,632,194, $3,587,165 and $2,067,193 recovery on the previous reserves for loan and investment losses. These recoveries were due to the general economic recovery of the markets served by the Company and the implementation of Phase I of the SRP. The loan loss provision is discussed in Item 7.

     The Company incurred operating expenses related to the Company's rental real estate of $1,146,587, $1,099,522, and $2,641,630, for the years ended December 31, 1996, 1995 and 1994, respectively. The decline in operating expenses from 1994 to 1995 was related to the Company's sale on an apartment complex in December of 1994. The increase in operating expense from 1995 to 1996 was due to the increased occupancy in the Company properties.

     The Company incurred hotel expenses of $1,509,553, $1,427,844 and $1,299,014 in 1996, 1995 and 1994 respectively, related to the a hotel operated by a partnership of which the Company was a seventy-five percent (75%) owner for all of 1996. The Company acquired its partner's twenty-five percent (25%) interest on December, 1996 and leased the hotel to EHM effective January 1, 1997.

     The Company incurred payroll and employee benefit costs of $485,759, $521,683 and $219,096 in 1996, 1995 and 1994 respectively. The Board of Trustees agreed to a bonus pool agreement for the benefit of the company's employees. Included in the 1995 and 1996 payroll expense is $164,401 and $170,000 of expense incurred related to the 1994 and 1995 bonus pool awards. Included in the 1995 General and Administrative expense is the bonus pool earned in 1995 of $110,866 and $170,000 of the deferred 1994 bonus pool. Included in the 1996 General and Administrative expense is the bonus pool deferred from 1994 and 1995 and the 1996 bonus pool earned totally $1,403,608. The Bonus pool contingently owed in 1997 and 1998 are $160,191 and $160,191, respectively. The 1997 and 1998 contingent bonus pool will only be earned based on the operating results in each of those years.

     The Independent Trustees determine, at least annually, the compensation of the Company's employees and contracts with EPI. In addition, the Trustees determined the reasonableness of the former Advisory Company's fees. This determination included consideration of factors as to the reasonableness in nature and quality of services performed. During the year ended December 31, 1994, the Advisory Company and its affiliates charged the Company $470,939 in the form of operating fees. The Board of Trustees determined the fees charged for 1994 fell within the NAREIT Guidelines, were within industry norms and were reasonable with respect to services performed by the Advisory Company and its affiliates on behalf of the Company. The Advisory Agreement was terminated on June 15, 1994. Accordingly, the advisory compensation only included five and one half months in 1994. The Company's agreement with EPI continued through the 1995 year. EPI provides property and asset management services, loan servicing and real estate brokerage services to the Company. The operating fees and commissions paid to EPI were $173,612 and $145,158 in 1996 and 1995, respectively.

     The Company as of June 15, 1994 entered into employment contracts with two of its executive officers (see Item 11).

     The Trustees of the Company anticipate maintaining the real estate investment trust status of the Company for the future. The Company has incurred a taxable loss for the years ended December 31, 1994, 1995 and 1996. This loss was due to the timing differences related to bad debt expense and the reserves for losses. Generally a real estate investment trust is required to distribute 95% of its taxable income to its shareholders. Since the Company had no taxable income, no distributions were required.

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

<<FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA>>
Item 8.  Financial Statements and Supplementary Data:

                 MASTER REALTY PROPERTIES, INC.
           Year ended December 31, 1996, 1995 and 1994
         The following documents have been reported on by:
                   MAYER HOFFMAN McCANN, L.C.
                  Certified Public Accountants

<<DISAGREEMENTS WITH ACCOUNTANTS>>
Item 9.  Disagreements with Accountants:

     Not applicable.

PART III

<<DIRECTORS AND OFFICERS>>
Item 10.  Directors and Officers:

     Listed below, for each current Trustee and Officer of the Company are name and age; all positions and offices held with the Company; business experience during the past five years and other directorships in public companies; the year he/she was first elected; and (with respect to Trustees) the year his term of office expires.

Executive Officers and Trustees

John J. Bennett, 53
President, Chairman of the Board of Master Mortgage Investment Fund, Inc. since 1988.

     Mr. Bennett is President of Integrated Financial Services, Inc., a private corporation which provided banking and financial services to the Company from 1988 until June 1, 1994. He has held that position since 1974. Mr. Bennett was the sole Shareholder, President and Chairman of Embassy Properties, Inc., a property management and financial services company from 1983 until 1994. Mr. Bennett no longer has any direct ownership interest in Embassy Properties, Inc. Mr. Bennett is the President of Master Realty Corporation, Inc., Master Mortgage Realty II, Inc., Master Mortgage Realty III, Inc. Master Mortgage Realty V, Inc. and Real Estate Equities, Inc., and the Vice President of River Market Venture I, L.P. and Master Mortgage Realty IV, Inc., all of which are wholly owned subsidiaries of the Company. Mr. Bennett has also been a Director of First Trust of MidAmerica since 1989.

Thomas H. Trabon, 47
Executive Vice President since 1991.

     Mr. Trabon was a partner in Laventhol & Horwath, a National Certified Public Accounting firm from January 1, 1984 to November, 1990. Laventhol & Horwath filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code on November 21, 1990 as case number 90-B13839 in the Southern District of New York. A plan was confirmed in that case on August 25, 1992. Mr. Trabon is currently the President and shareholder of Trabon Consulting Company, an accounting service firm located in Kansas City, Missouri. Trabon Consulting provides accounting services to the Company and its affiliates. He is also currently a partner in Trabon & Company, a certified public accounting firm located in Kansas City, Missouri. Trabon & Company prepares tax returns for the Company and its affiliates. Mr. Trabon was the Executive Vice President of Integrated Financial Services, Inc. from November, 1991 until June, 1994, a private corporation which provided banking and financial services to the Company from 1988 until June, 1994.

     Mr. Trabon is also the President of River Market Venture, Inc., Master Mortgage Realty IV, Inc., and Old Town Redevelopment and the Vice President of Master Mortgage Realty II, Inc., Master Mortgage Realty III, Inc., Master Mortgage Realty V, Inc., and Master Realty Corporation, Inc., and the Secretary/Treasurer of Real Estate Equities, Inc., all of which are wholly owned subsidiaries of the Company.

Robert Brown, 51
Treasurer since 1996, Independent Trustee since 1991

     Mr. Brown has been a partner in Floyd R. Brown & Co., P.C., a Certified Public Accounting firm in Kansas City, Missouri, since 1969.

Byron Constance, 69
Secretary, Independent Trustee since 1991

     Mr. Constance has been the Senior Partner in Constance Stewart & Cook, a law firm located in Independence, Missouri, since it was founded in 1949.

He also serves on the Board of Directors of Hillcrest Bank, located in Kansas City, Missouri.

Richard Polcari, 59
Independent Trustee since 1991

     Mr. Polcari has been the Chief Executive Officer of Sandrick
Associates, Inc., an investment firm in Boston, Massachusetts since 1976.

James E. Trimmer, 65
Independent Trustee since 1991

     Mr. Trimmer has been the President of Precise Forms, Inc., a manufacturer of aluminum forms located in Kansas City, Missouri since 1967 and is a former director of Grain Valley Bank.

James I. Threatt, 73
Independent Trustee since 1995

     Mr. Threatt was duly appointed as Independent Trustee by the Board of Directors on November 1, 1995. Mr. Threatt held the position of Assistant City Manager of Kansas City, Missouri from January, 1974 to January, 1994. Mr. Threatt is currently the President of James A. Threatt and Associates, a private consulting firm and serves as a Trustee and Board of Directors of the Kansas City Public School Retirement Systems and the Board of Directors of the Downtown Minority Development Corporation, the Kansas City Neighborhood Alliance and the 18th and Vine Authority.

Roger E. Buford, 49
Independent Trustee

     Mr. Buford was the President of Vista Construction Company, a Real Estate Broker/Real Estate Construction firm from 1984 to 1994. Mr. Buford has been the Vice President and Secretary of Recon Development Company since 1993. Recon Development Company is a development and construction management firm. It supervises all maintenance, building improvements, marketing and construction for the Company's River Market project. It also provides property management assistance to certain properties in which the Company is either owner or lender. Mr. Buford is also the President of Metro West Properties, Inc., which is a real estate brokerage licensed in both Missouri and Kansas. Mr. Buford is the General Partner of Historic Suites Partners I, a Missouri general partnership which owns and operates and 102-room all suites historic hotel in Kansas City, Missouri. Mr. Buford is also a partner in Tiffany Plaza South, a Missouri general partnership, and Tiffany Plaza Associates, a Missouri general partnership both of which own shopping centers in Kansas City, Missouri.

<<EXECUTIVE COMPENSATION>>
Item 11.  Executive Compensation:

     The following discloses compensation received for the last three (3) fiscal years by the Company's President and executive officers.

Annual Compensation(5)
----------------------
      Name and                                                 All Other
Principal Position   Year       Salary         Bonus(1)    Compensation(2)
------------------   ----    --------------   -----------   ---------------
John J. Bennett      1996    $185,262.58      $152,485.00     $130,000.00
Chairman of the      1995    $184,400.00      $152,401.00     $ 30,000.00
Board, President     1994    $ 92,092.78(3)   $0              $  8,055.00

Thomas H. Trabon     1996    $ 94,075.00      $ 28,046.50     $ 11,573.71
Executive            1995    $ 91,500.00      $ 12,000.00     $  9,397.73
Vice President       1994(4) $ 67,750.00(3)   $0              $  7,008.00

------------

     (1) As employees of the Company, Mr. Bennett and Mr. Trabon are entitled to participate in the Company's Bonus Pool (the "Pool") which became effective on June 15, 1994. The minutes of the Company dated July 26, 1994 provide that the following amounts will be calculated and contributed to the Pool on an annual basis commencing January 1, 1995:

     An amount equal to one-half of one percent (1/2 of 1%) of the increase in the net assets of the Company during the calendar year. Net assets being defined as the gross assets of the Company determined on a consolidated basis in the certified audited financial statements, less all reserves provided for in those financial statements;

     An amount equal to the calculated return defined as twenty percent (20%) of the Company's increase in equity in a calendar year that exceeds the base return defined as three percent (3%) over the average one (1) year treasury bill rate in effect at the end of each quarter of the calendar year applied to the average equity of the Company for the calendar year. The amounts owed under this subsection will be payable over a three year term beginning with the year immediately after the computation year (deferral payments). However, to the extent the Company recognizes a net decline in the equity in any subsequent year or the actual calculated return does not exceed the base return, the deferral payment will be offset by the calculated negative return taking into consideration the equity declines or the less than expected returns; and

     An amount based on subjective criteria or special performance as determined by the Board of Trustees of the Company.

     Distributions of the Bonus Pool were made in November 1995 and January and February 1996, to Company employees in the sole discretion of the President.

     (2)  Mr. Bennett received $8,055.00 ,$30,000.00 and $30,000 in 1994,
1995 and 1996 respectively, as a Company contribution to the Company's
Employee Defined Contribution Plan.   Mr. Trabon received $7.008.00,
$9,397.73 and $11,573.71 in 1994, 1995 and 1996 respectively, as a Company contribution to the Company's Employee Contribution Benefit Plan, and Mr. Trabon received $11,573.71 as a Company contribution to the Company's Employee Defined Contribution Plan. During the Company's last fiscal year, Mr. Bennett, pursuant to the terms of his Employment Contract, agreed to accept a portion of the bonus attributable to him under the Bonus Pool in the form of Company securities. Accordingly, in 1996, Mr. Bennett was issued a Convertible Subordinated Debenture in the face amount of $333,333.33 The market value of this debenture, based on purchases and sales of debentures at that time, was estimated at that time by Management to be $100,000.00.

     (3) Amounts disclosed were earned and paid between July 1, 1994 and December 31, 1994.

     (4) Prior to June 1, 1994, Mr. Bennett and Mr. Trabon were employees of Integrated Financial Services, Inc., a private corporation which provided advisory services to the Company as well as other entities, from 1988 through June, 1994.

     (5) Mr. Bennett has an employment contract with the Company. Mr. Bennett's contract is five (5) years from June 15, 1994.

<<SECURITY OWNERSHIP>>
Item 12.  Security Ownership

Security Ownership of Certain Owners

     As of December 31, 1996, the Company knows of the following persons who beneficially owns 5% or more of either class of the Company's issued securities. See the chart below for ownership related to the beneficial shares which could be issued under the Debentures for stock conversion and would effect the 5% determination.

Security Ownership of Management

     The following table shows, as of December 31, 1996, the beneficial ownership or control of ownership of common and preferred shares of each Trustee of the Company and by all Trustees and officers of the Company as a group.

                       Amount of      % of        Amount of       % of
                      Beneficial   Beneficial     Beneficial    Beneficial
                      Ownership    Ownership     Ownership     Ownership
      Name            Preferred    Preferred     Common(1)      Common
------------------   -----------   ----------   -------------   ----------
John J. Bennett       63,534.316      2.55%     1,281,842.371      4.28%
3850 W. 171st             (1)                         (2)
Stilwell KS
66085

Byron Constance       55,820.457     2.24%        349,897.813      1.17%
3729 S. Union             (3)                         (4)
Independence MO
64055

Richard Polcari        33,840.703     1.36%       475,196.023      1.59%
27 Thayer Road            (5)
P.O. Box 79197
Belmont, MA  02179

James E. Trimmer      184,218.635     7.39%     1,401,114.255      4.68%
3130 Wheeling             (6)                         (7)
Kansas City, MO 64129

Robert K. Brown        12,685.264      .51%       279,797.149       .93%
3200 S. M-291 Highway     (8)                         (9)
Independence, MO
64057

Dr. Richard Padula    108,509.440     4.35%     3,539,051.917     11.25%
6420 Prospect            (10)                        (11)
Ste T211
Kansas City, MO 64132

Thomas H. Trabon       14,358.263      .57%       108,342.679       .36%
3441 W. 131st Street     (12)                        (13)
Leawood, KS  66209

Executive Officers    364,457.638    14.62%     3,896,209.240     13.00%
and Trustees as a
Group (6 Persons)

------------

     (1)  Includes 24,927.184 held in American Fiduciary Corp. 401(k) Plan:
8,034.932 shares held in children's trust; 26,967.674 shares held in Master Realty Properties, Inc. Target Benefit Plan; and 3,604.534 shares held in trust for mother.

     (2) Includes 141.765 shares held in trust for mother; 24,364.029 shares held in children's trust; 517.954 shares held in American Fiduciary Corp. 401(k) Plan; and 347,946.617 shares held in Master Reallty
Properties, Inc. Target Benefit Plan.

     (3) Includes 39,751.39 shares held by Constance, Stewart & Cook pension and profit sharing plans and 15,780 owned jointly with spouse.

     (4) All shares held by Constance, Stewart & Cook pension and profit sharing plans.

     (5)  Includes 958 shares held by spouse.

     (6)  Includes 120,941.812 shares held by spouse.

     (7) Includes 11.140 shares held in Precise Forms, Inc. Profit Sharing Plan; 333.426 shares held by wife; 462,833.970 shares held in wife's trust; and 462,838.437 shares held by James Trimmer, Trustee.

     (8)  All shares held by  Floyd R. Brown & Co., P.C.

     (9) 154,463.661 shares held in Floyd R. Brown & Co., P.C. Profit Sharing Plan, and 125,333.488 shares held by Floyd R. Brown &. Co., P.C.

     (10) Includes 6,483.873 shares held in trust by spouse and 102,025.567 shares held by Richard T. Padula, Trustee.

     (11) Includes 904.667 shares held in trust by spouse and 3,370,827.740 shares held by Richard T. Padula, Trustee, and 167,319.509 shares held in trust by spouse which underlie an unexercised conversion privilege as evidenced by a Convertible Subordinated Debenture issued by the Company.

     (12)  All shares owned by Master Realty Properties, Inc., Target
Benefit Plan.

     (13)  All shares owned by Master Realty Properties, Inc., Target
Benefit Plan.


<<CERTAIN RELATIONSHIPS>>
Item 13.  Certain Relationships:

     From inception through June 15, 1994, Integrated Financial Services
(IFS) served as the sponsor and advisory company to the Company and certain of its affiliates, Embassy Properties, Inc. (EPI) and Subsidiary, provided loan servicing, leasing and management for the Company. Certain officers and trustees of the Company were also officers, directors and shareholders of IFS and its affiliates. On June 15, 1994, the contract between IFS and the Company was terminated while the agreements with EPI were continued.

     Pursuant to the prior agreements, the Company paid IFS and one of its affiliates fees for various services performed for the Company and reimbursed it for certain expenses incurred on the Company's behalf. The Company also paid IFS fifty percent of all loan commitment, origination and renewal fees.

                                               Years Ended 12/31
                                    --------------------------------------
                                       1996           1995          1994
                                    ---------      ---------     ---------
Due to Advisory Company and
Affiliates, Beginning of Year       $383,979       $443,257      $805,526

Fees and Expenses
Incurred                              - 0 -          - 0 -        470,939

Interest Expense                      89,530         - 0 -         - 0 -

Fees and Expenses Paid               (86,656)       (59,278)     (833,208)
                                    ---------      ---------     ---------
Due to Advisory Company and
Affiliates, End of Year             $386,853       $383,979      $443,257
                                    =========      =========     ========

The Company and its subsidiaries incurred the following fees to Embassy Properties, Inc., which is 90% owned by an officer's immediate family. In addition the Company and its subsidiaries reimbursed Embassy Properties, Inc., for certain operating expenses it incurred on behalf of M.R.P.

                                       Years Ended 12/31
                                    ------------------------
                                       1996           1995
                                     --------       --------
     Loan Servicing Fees             $ 51,481        $83,517
     Real Estate lease commissions   $  2,183        $12,140
     Property management fees        $119,948        $49,501


     During the year ended December 31, 1996 the Company reimbursed Embassy Properties, Inc. approximately $18,000 in expenses related to debt refinancing. In addition, certain borrowers of the Company pay Embassy Properties, Inc. to manage their properties.

     Certain officers and trustees of the Company own limited partnership interests in certain borrowers of the Company.

     Under income tax regulations governing real estate investment trusts, the Company is not allowed to operated hotels. Consequently, the Company has leased their hotels to a subsidiary of EPI to operate. During the years ended December 31, 1996 and 1995, the Company received $996,706 and $480,000 respectively on these leases. The lease arrangement did not exist during 1994. At December 31, 1996, included in accounts receivable is $241,706 from the subsidiary of EPI for percentage rents on one of the hotels. Beginning January 1, 1997 the Company began leasing the hotel in Euless, Texas to EPI's subsidiary. During 1996 and prior years, the Hotel in Euless, Texas was operated by the minority shareholder and the Company's share of revenue from hotel operations is reflected in the consolidated statement of operations.

     During the year ended December 31, 1996, the Company incurred $76,000 for consulting and investment banking services to an entity in which an officer of the Company is a minority owner.

     During the year ended December 31, 1996, the Company and its subsidiaries incurred fees and expenses, including investment banking fees, totaling $143,739 to parties affiliated with the Company's trustees.

     During the year ended December 31, 1996, certain trustees and officers of the Company converted debentures, along with contributing additional cash to alternative treatment debt. Some of this alternative treatment debt was subsequently paid off using Industrial Revenue Bonds or cash. In addition, some of these same officers and trustees converted debentures to common stock under the debenture conversion features.

PART IV

<<EXHIBITS AND REPORTS>>
Item 14.  Exhibits and Reports

     (a)  The following documents are filed as a part of this report.

          (1)  Financial Statements:
          Report of Independent Auditors
          Balance sheets as of December 31, 1996 and 1995
          Statements of income for the year ended December 31, 1996, 1995 and 1994.
          Statements of changes in shareholders' equity for the year ended
           December 31, 1996, 1995 and 1994.
          Statements of cash flows for the year ended December 31, 1996,
           1995 and 1994.
          Notes to financial statements.

          (2)  Financial Statement Schedules
          II -   Valuation and qualifying accounts and reserves
          III -  Property, Equipment and Accumulated Depreciation
          IV -   Mortgage loans on real estate

All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          (3)  Exhibits:
               Number     Description
               *1.1       Form of Participating Dealer Agreement
               *3.1       Restated Certificate of Incorporation
               *3.2       Amended and Restated Bylaws
               *4.1       Form of Preferred Share Certificate
               *4.2       Form of Common Share Certificate
               *4.3       Escrow Agreement
               *5.1       Opinion of Counsel regarding legality of the
                           Shares
               *5.2       Opinion of Counsel regarding ERISA matters
               *8.1       Opinion of Counsel regarding certain tax matters
               *10.1      Reinvestment Plan
               *10.2      Executed Bonus Interest Escrow Agreement
               *10.3      Revised Advisory Agreement
               *10.4      Appointment of Transfer Agent and Registrar
               *10.5      Promissory Note for $10,000,000 line of credit
                           from Master Mortgage Fund Trust VII
               *10.6      Revolving Line of Credit Loan Agreement, Security
                            Agreement and Revolving Credit Note for
                            $15,000,000 line of credit from Skopbank
               *10.7      Revolving Line of Credit Loan Agreement for
                           $10,000,000 line of credit from Metro North
                           State Bank

* Previously filed

     (b)  Reports on Form 8-K



SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Master Realty Properties, Inc.

May 16, 1997

                                     By: /s/ John J. Bennett
                                         President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                    Date
     ---------             -------------------        ------------

/s/ John J. Bennett        Affiliated Trustee         May 16, 1997
                           President and Chief


/s/ Byron Constance        Independent Trustee        May 16, 1997
                           and Secretary

/s/ Robert K. Brown        Independent Trustee        May 16, 1997
                           and Treasurer

/s/ Richard Polcari        Independent Trustee        May 16, 1997

/s/ James E. Trimmer       Independent Trustee        May 16, 1997

/s/ James I. Threatt       Independent Trustee        May 16, 1997

/s/ Roger E. Buford        Independent Trustee        May 16, 1997

/s/ Thomas H. Trabon       Executive Vice             May 16, 1997
                           President, Chief
                           Financial Officer

<<AUDIT REPORT>>
INDEPENDENT AUDITORS' REPORT
Years Ended December 31, 1996, 1995 and 1994

To the Board of Trustees

MASTER REALTY PROPERTIES, INC.
(Formerly Master Mortgage Investment Fund, Inc.)

We have audited the consolidated balance sheets of Master Realty Properties, Inc. and Subsidiaries (formerly Master Mortgage Investment Fund, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. In connection with our audits of the consolidated financial statements, we have also audited the attached supplementary schedules. These consolidated financial statements and the supplementary schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Realty Properties, Inc. and Subsidiaries (formerly Master Mortgage Investment Fund, Inc.) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related supplementary schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


Kansas City, Missouri                   /s/ Mayer Hoffman McCann L.C.
February 6, 1997

<<BALANCE SHEET>>

                      MASTER REALTY PROPERTIES, INC.
                             AND SUBSIDIARIES
             (Formerly Master Mortgage Investment Fund, Inc.)

                        CONSOLIDATED BALANCE SHEETS

                        December 31, 1996 and 1995


                                                     1996           1995
                                                 -----------    -----------

                                  ASSETS
                                  ------

CASH                                             $ 2,773,183    $   687,234

RESTRICTED CASH                                    1,082,571           -

MORTGAGE NOTES RECEIVABLE, net of
 allowance for loan losses                           544,599      5,182,058

PROPERTY HELD FOR INVESTMENT                       1,000,000      1,000,000

INVESTMENT IN REAL ESTATE PARTNERSHIPS               181,795        307,353

INTEREST RECEIVABLE, less allowance
 for losses (1996, $-0-; 1995, $613,742)               5,425        240,000

ACCOUNTS RECEIVABLE                                  612,539        119,360

INDUSTRIAL REVENUE BONDS                             310,000           -

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation                         30,992,472     21,376,772

GOODWILL, at cost, less accumulated
 amortization                                        274,908        790,130

OTHER ASSETS                                       1,194,634        293,419
                                                 -----------    -----------

          TOTAL ASSETS                           $38,972,126    $29,996,326
                                                 ===========    ===========


                     See Notes to Financial Statements
CONSOLIDATED BALANCE SHEETS (Continued)

                                                     1996          1995
                                                 -----------   -----------
                                LIABILITIES
                                -----------

NOTES PAYABLE                                    $24,964,331   $19,160,892

NOTES PAYABLE, RELATED PARTY                          -          1,162,959

INTEREST PAYABLE                                      86,734        23,012

OTHER LIABILITIES                                  2,564,087     2,316,604

DUE TO AFFILIATES                                    386,853       383,979

LIABILITIES SUBJECT TO SETTLEMENT UNDER
 REORGANIZATION PROCEEDINGS                           71,728       106,091
                                                 -----------   -----------
         TOTAL LIABILITIES                        28,073,733    23,153,537
                                                 -----------   -----------
MINORITY INTEREST IN SUBSIDIARIES                  1,083,457     1,625,254
                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 17)

                           STOCKHOLDERS' EQUITY
                           ---------------------
CAPITAL CONTRIBUTED
 Convertible preferred stock, par value $.01,
   liquidation preference up to 5% of the
   Company's net assets, authorized
   2,500,000 shares in 1996 and 4,000,000
   shares in 1995, issued 2,491,622 shares            24,916        24,916

 Common stock, par value $.01, authorized
   45,000,000 shares in 1996 and
   4,000,000 shares in 1995                          155,546        13,086

 Additional paid-in capital                       38,587,104    35,667,043
                                                 -----------   -----------
          TOTAL CAPITAL CONTRIBUTED               38,767,566    35,705,045

RETAINED DEFICIT                                 (28,937,294)  (30,487,510)
TREASURY STOCK                                       (15,336)        -
                                                 -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY               9,814,936     5,217,535
                                                 -----------   -----------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                  $38,972,126   $29,996,326
                                                 ===========   ===========


                     See Notes to Financial Statements
<<INCOME STATEMENT>>
MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
(Formerly Master Mortgage Investment Fund, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1996, 1995 and 1994

                                        1996          1995         1994
                                     ----------    ----------   ----------
REVENUES
   Rental income                     $2,192,737    $1,841,801   $3,663,379
   Hotel income                       2,825,455     2,214,114    1,178,801
   Interest and fees on
     mortgage loans                     507,593       432,836      279,742
   Other income (loss)                  652,653       (37,415)     311,029
   Settlement of real estate taxes      409,204          -           -
   Gain on sale of assets                 -           382,780    4,085,128
                                     ----------    ----------   ----------
          TOTAL REVENUES              6,587,642     4,834,116    9,518,079
                                     ----------    ----------   ----------
EXPENSES
   Rental expenses                    1,146,587     1,099,522    2,641,630
   Hotel expenses                     1,509,553     1,427,844    1,299,014
   General and administrative
     expenses                         1,705,469       533,285      396,491
   Legal and accounting                 175,132       469,047      336,396
   Payroll and employee benefits        485,759       521,683      219,096
   Depreciation and amortization        780,474       766,733      924,211
   Interest expense                   1,813,730     1,650,871    2,436,273
   Property management fees              35,508        49,501       56,480
   Loan servicing fees                   51,481        83,517      120,163
   Advisory fees                          -             -          294,296
   Reorganization costs                   -             -          469,884
   Provision for loan losses
     (recoveries)                    (2,632,194)   (3,587,165)  (2,067,193)
                                     ----------    ----------   ----------
          TOTAL EXPENSES              5,071,499     3,014,838    7,126,741
                                     ----------    ----------   ----------
MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES              34,073        64,121       90,547
                                     ----------    ----------   ----------
          NET INCOME                 $1,550,216    $1,883,399   $2,481,885
                                     ==========    ==========   ==========
EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS-PRIMARY   $      .19    $      .50   $      .65
                                     ==========    ==========   ==========
EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION             $      .04    $      .05   $      .08
                                     ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON SHARE
  EQUIVALENTS USED TO CALCULATE
  EARNINGS PER SHARE IS:
     PRIMARY                          8,301,519     3,800,291    3,800,291
                                     ==========    ==========   ==========
     FULLY-DILUTED                   40,902,042    40,808,809   33,239,371
                                     ==========    ==========   ==========

                     See Notes to Financial Statements
<<SHAREHOLDER'S EQUITY>>
MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
(Formerly Master Mortgage Investment Fund, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994



                                   Preferred Stock         Common Stock
                                --------------------  ---------------------
                                  Shares                Shares
                                  Issued     Amount     Issued      Amount
                                ---------   -------   ----------   --------

Balance, December 31, 1993      2,491,622   $24,916    1,308,669   $ 13,086

Net income for the year ended
  December 31, 1994                 -          -           -           -
                                ---------   -------   ----------   --------

Balance, December 31, 1994      2,491,622    24,916    1,308,669     13,086

Net income for the year
  ended December 31, 1995           -          -           -           -
                                ---------   -------   ----------   --------

Balance, December 31, 1995      2,491,622    24,916    1,308,669     13,086

Conversion of debentures
  to common stock                   -          -      14,246,000    142,460

Acquisition of treasury stock
    Preferred stock                 -          -           -           -
    Common stock                    -          -           -           -

Net income for the year ended
  December 31, 1996                 -          -           -           -
                                ---------   -------   ----------   --------
Balance, December 31, 1996      2,491,622   $24,916   15,554,669   $155,546
                                =========   =======   ==========   ========

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)
Years Ended December 31, 1996, 1995 and 1994



                                                                    Total
                           Additional     Retained                  stock-
                            paid-in       earnings     Treasury    holders'
                            capital      (deficit)       stock      equity
                           -----------  ------------  ---------  ----------

Balance, December 31,
  1993                     $35,667,043  $(34,852,794) $    -     $  852,251

Net income for the year
  ended December 31, 1994        -         2,481,885       -      2,481,885
                           -----------  ------------  ---------  ----------
Balance, December 31,
  1994                      35,667,043  $(32,370,909)      -      3,334,136

Net income for the year
  ended December 31, 1995        -         1,883,399       -      1,883,399
                           -----------  ------------  ---------  ----------

Balance, December 31, 1995  35,667,043  $(30,487,510)      -      5,217,535

Conversion of debentures
  to common stock            2,904,725        -            -      3,047,185

Acquisition of treasury
  stock
    Preferred stock             15,230        -        (15,230)       -
    Common stock                   106        -           (106)       -

Net income for the year
  ended December 31, 1996        -         1,550,216       -      1,550,216
                           -----------  ------------  ---------  ----------
Balance, December 31,
  1996                     $38,587,104  $(28,937,294) $(15,336)  $9,814,936
                           ===========  ============= =========  ==========

                     See Notes to Financial Statements
<<CASH FLOW STATEMENT>>
MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
(Formerly Master Mortgage Investment Fund, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994


                                        1996          1995         1994
                                    ----------    ----------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Income                        $1,550,216    $1,883,399   $ 2,481,885
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities
      Minority interest                (34,073)      (64,137)      (90,547)
      Depreciation and amortization    780,474       766,733       924,211
      Provision for loan losses
       (non-cash recoveries)        (2,632,194)   (1,733,001)     (476,389)
      Gain on sale of assets              -         (382,780)   (4,085,128)
      Interest expense added
       to note payable                 406,937       547,124     1,172,284
      Distributions (contributions)
       from partnership investments       -          (51,697)        -
      Partnership investment
       loss (income)                    (2,883)       73,566       (70,952)
      Changes in operating assets
       and liabilities
          Interest receivable           28,861      (240,000)        6,198
          Accounts receivable         (566,925)      550,371      (662,411)
          Other assets, net            128,381       (36,562)     (184,723)
          Due to advisory company
           and affiliates                2,874       (59,278)     (339,960)
          Other liabilities            276,902      (326,991)     (151,896)
          All other                     13,264       (89,690)     (224,613)
                                    ----------     ---------   -----------
            NET CASH PROVIDED BY
            (USED IN) OPERATING
            ACTIVITIES              $  (48,166)    $ 837,057   $(1,702,041)
                                    ----------     ---------   -----------

                     See Notes to Financial Statements

Years Ended December 31, 1996, 1995 and 1994

                                    1996           1995           1994
                               -------------   -----------   -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
   Funding of mortgage
    notes receivable           $   (100,225)         -           (476,045)
   Collection on mortgage
    notes receivable                 35,057      1,243,500        319,886
   Proceeds from sale of
    assets                            -              7,664     20,728,332
   Acquisition of real
    estate partnerships
    (net of cash acquired)        1,242,587     (3,315,693)         -
   Purchase of property and
    equipment                    (1,324,836)      (526,621)    (1,899,720)
   All other                          -              -            (24,287)
                               ------------    -----------   ------------
       NET CASH PROVIDED BY
        (USED IN) INVESTING
        ACTIVITIES                 (147,417)    (2,591,150)    18,648,166
                               ------------    -----------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   Proceeds from notes
    payable                      21,359,279      2,679,457      3,676,372
   Payment of notes
    payable                     (15,253,393)    (2,044,590)   (19,939,540)
   Decrease in debt service
    reserves                       (507,724)         -         (1,143,050)
   (Decrease) increase in
    minority interest in
    subsidiaries                   (520,988)       629,939          -
   All other                       (470,484)         -              -
                               ------------    -----------    ------------
     NET CASH PROVIDED BY
      (USED IN) FINANCING
      ACTIVITIES                  4,606,690      1,264,806     (17,406,218)
                               ------------    -----------    ------------
     NET INCREASE (DECREASE)
      IN CASH                     3,168,520       (489,287)       (406,093)

     CASH, BEGINNING OF YEAR        687,234      1,176,521       1,636,614
                               ------------    -----------    ------------
     CASH, END OF YEAR         $  3,855,754    $   687,234    $  1,176,521
                               ============    ===========    ============

CASH                           $  2,773,183    $   687,234    $     14,108

RESTRICTED CASH                   1,082,571          -           1,162,413
                               ------------    -----------    ------------
     TOTAL CASH                $  3,855,754    $   687,234    $  1,176,521
                               ============    ===========    ============

                     See Notes to Financial Statements
MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
(Formerly Master Mortgage Investment Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Master Realty Properties, Inc. (M.R.P.) (formerly Master Mortgage Investment Fund, Inc.) is a Delaware corporation organized on May 12, 1988, with the original purpose of investing in mortgage loans. Beginning in 1993, Master Realty Properties, Inc. and its wholly-owned subsidiaries and partnerships (the Company) began changing its purpose from originating and investing in mortgage receivables to holding and operating real estate property for the production of income and appreciation in value.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the following:

     Real estate investment trust

     Master Realty Properties, Inc. and Subsidiaries (formerly Master Mortgage Investment Fund, Inc.) and its wholly-owned subsidiaries:

     Corporations

     River Market Venture, Inc. (formerly Master Mortgage Realty, Inc.) Master Mortgage Realty II, Inc.
     Master Mortgage Realty III, Inc.
     Master Mortgage Realty IV, Inc.
     Old Town Redevelopment Corporation
     Real Estate Equities, Inc.
     Master Realty Corporation

     Partnerships

     Quadrangles I L.P. (Quads)
     Euless, Texas 1192 General Partnership
     River Market Venture I, L.P. (Control acquired in June 1995)
     New Historic Suites Partners, L.P. (Control acquired in August 1996)

All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

The allowance is assessed on the assumption that the Company will be able to dispose of or realize the investments in the ordinary course of business. Adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions and other relevant factors vary significantly from those utilized in estimating the allowance for loan losses. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. Because of these factors, it is possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

REVENUE RECOGNITION - The Company does not accrue interest on delinquent loans where, in the judgment of management and the Trustees, collection of such interest is doubtful. Among the factors the Company considers in making the evaluation of the collectibility of interest is the status and classification of the loan, the financial condition of the borrower and anticipated future events.

Loan origination fees and incremental loan costs are deferred and amortized by the interest method over the loan term as an adjustment to the yield of the related loan. The unamortized portion of such fees and costs is included with mortgage notes receivable. Loan discounts are amortized over the life of the related loan by the interest method.

The Company recognizes revenue from rental real estate and hotel activities as it is earned.

MORTGAGE NOTES RECEIVABLE - The Company's investment in mortgage notes receivable is stated individually at the lower of cost or the estimated net realizable value. Earning notes are loans that earn interest at the contract rate and no allowances for losses have been provided. Partially earning notes are loans where cash payments are being received, but not according to the contractual terms of the loans. Non-earning notes are loans on which no interest has been received or earned for more than sixty days. Interest income on partially earning and non-earning notes is recognized only to the extent of interest payments received.

The allowance for losses on notes receivable and foreclosed property is maintained based on the underlying collateral, the cost of money and, in the case of foreclosed properties, operating cash flows from the property during the anticipated holding period.

As of December 31, 1996 and 1995, all of the notes classified as partially earning and non-earning are considered impaired. No additional allowance for potential losses was necessary to measure impairment, as the loans are carried at lower of cost or net realizable value based on the accounting for the Company's trading activity in mortgage notes receivable.

FORECLOSED PROPERTY HELD FOR INVESTMENT - Foreclosed property held for investment is recorded at the lower of the amount of the unpaid balance of the related loan plus the costs of acquiring title and possession of the property or fair value at the date of acquisition as determined by management. Partially-earning properties are those that generate a positive cash return but at a rate less than market which is not acceptable to management. Non-earning properties are those that generate no income.

INVESTMENT IN REAL ESTATE PARTNERSHIPS - Investment in real estate partnerships is primarily accounted for using the equity method of accounting for investments where the investment is initially recorded at cost and then adjusted for the Company's share of the earnings and losses. The investment in River Market Venture I, L.P. at December 31, 1994 was accounted for on the cost method.

RESTRICTED CASH - Restricted bank deposit accounts are required by lenders in support of loans made to the Company and certain of the Company's subsidiaries.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization are computed by the following methods and estimated useful lives:

          Assets             Principal Methods                  Lives
          ------             -----------------                  -----

Land improvements        Straight-line                           27.5 years
Building and building
  improvements           Straight-line                      27.5 - 39 years
Furniture                Double-declining balance                   7 years
Goodwill                 Straight-line                             20 years


GOODWILL - Goodwill represents the difference between the purchase price and the value of net tangible assets and other intangible assets.

OTHER ASSETS - Financing costs are amortized over the life of the mortgage note payable and presented net of accumulated amortization.

MINORITY INTEREST IN SUBSIDIARIES - Minority interest in subsidiaries represents the minority partner's proportionate share of the equity of Euless, Texas 1192 General Partnership, River Market Venture I, L.P. and New Historic Suites L.P.

INCOME TAXES - Since inception, the Company has conducted its operations with the intent of meeting the requirements of the Internal Revenue Code for qualification as a real estate investment trust (REIT). REIT qualification requires, among other things, that the Company distribute at least 95% of its taxable income to its shareholders. The Company had taxable losses for each of the years ended December 31, 1996, 1995 and 1994.

CONVERTIBILITY OF PREFERRED STOCK INTO COMMON STOCK - Preferred stock is convertible into common stock at any time at the option of the stockholder at the ratio of one common share for each preferred share.

EARNINGS PER SHARE - PRIMARY - Earnings per share, primary was computed based on the weighted average number of common shares and convertible preferred shares outstanding during the years ended December 31, 1996, 1995 and 1994. The preferred shares are convertible to common on a one-for-one basis and, accordingly, are considered common stock equivalents for the per share calculation.

EARNINGS PER SHARE - FULLY DILUTED - Earnings per share, fully diluted, reflects the effects of converting all of the outstanding convertible subordinated debentures to common stock.

Voting rights - Stockholders are entitled to one vote for each common share and one vote for each preferred share held on all matters submitted for the approval of the stockholders.

NOTE 2:  MORTGAGE NOTES RECEIVABLE

                                                         December 31,
                                                 --------------------------
                                                     1996          1995
                                                 -----------   -----------
MORTGAGE NOTES RECEIVABLE
   Earning                                       $     -       $     -
   Partially-earning                               5,519,500     3,000,000
   Non-earning                                         -        12,962,800
                                                 -----------   -----------
        TOTAL MORTGAGE NOTES RECEIVABLE            5,519,500    15,962,800

ALLOWANCE FOR LOSSES                              (4,974,901)  (10,780,742)
                                                 -----------    -----------

        NET MORTGAGE NOTES RECEIVABLE AND
         PROPERTY HELD FOR INVESTMENT            $   544,599    $ 5,182,058
                                                 ===========    ===========

Mortgage notes receivable are collateralized by real estate, assignment of rents, certain future earnings of borrowers, other borrower assets, investor notes and borrower personal guarantees. The collateralized real estate is located at various geographical locations, with a concentration in a downtown area of Kansas City, Missouri. A substantial portion of the Company's debtors' ability to honor their contracts is dependent upon the real estate economy.

Due to the uncertainty of future collections and possible foreclosures, management is unable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.

NOTE 3:  FORECLOSED PROPERTY HELD FOR INVESTMENT

                                                         December 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------
PROPERTY HELD FOR INVESTMENT
 None-earning, land in New Mexico                $ 1,000,000    $ 1,000,000

NOTE 4:  INVESTMENT IN REAL ESTATE PARTNERSHIPS

Investment in real estate partnerships consist of the following:

                                                Ownership % at December 31,
                                  Ownership     ---------------------------
Partnership Name                  Interest      1996       1995       1994
----------------                  ---------     -----      -----      -----
OPP IX, Limited Partnership        Limited      24.9%      24.9%      24.9%
OPP X, Limited Partnership         Limited       2.4%       2.4%       2.3%
Historic Suites of America-KC      Limited      19.8%      19.8%      19.8%

Financial information, summarizing the financial position of the Partnerships as of December 31, 1996 and 1995, and the operating performances for the years then ended is as follows:

                                                    1996           1995
                                                (Unaudited)    (Unaudited)
                                                -----------    -----------
FINANCIAL POSITION
   Total assets                                 $ 5,130,921    $ 8,965,940
   Total liabilities                              2,596,944      7,682,932
                                                -----------    -----------
          Partners' equity                      $ 2,533,977    $ 1,283,008
                                                ===========    ===========

OPERATING PERFORMANCE
   Total revenue                                $   852,322    $ 1,279,440
   Total expenses                                   809,319      1,713,155
                                                -----------    -----------
          Net income (loss)                     $    43,003    $  (433,715)
                                                ===========    ===========

As of December 31, 1996 and 1995, the total amount of investment in real estate partnerships accounted for by the equity method includes goodwill in the amount of $162,536 and $103,381, respectively, which is being amortized over a period of 20 years.

In August of 1996, the Company acquired an 89.6% general partnership interest in New Historic Suites Partners, L.P. by converting its notes receivable from the partnership to an ownership interest. The Company's cost as a result of this conversion is $3,039,255. The partnership owns a hotel in Kansas City, Missouri. Commencing August 1996, the Company consolidated its 89.6% interest in the general partnership into their financial statements. The business combination has been accounted for under the purchase method of accounting. The operations of New Historic Suites Partners, L.P. are included in the consolidated statement of operations from the date of acquisition.

The pro forma unaudited results of operations for the years ended December 31, 1996 and 1995, assuming the purchase of New Historic Suites Partners, L.P. had been consummated as of January 1, 1995 are as follows:

                                                     1996           1995
                                                 (Unaudited)    (Unaudited)
                                                 -----------    -----------
Revenues                                         $ 6,855,261    $ 5,298,857
Net Income                                       $ 1,817,835    $ 2,348,140
Net income per common share:
   Primary                                       $       .22    $       .62
   Fully diluted                                 $       .04    $       .06

In May 1995, the Company acquired an 80% controlling interest in River Market Venture I, L.P. in connection with a bankruptcy reorganization undertaken by the partnership. The carrying value of the Company's investment in the partnership was $2,520,106 as of the date of bankruptcy court approval of the plan of reorganization. The other unrelated partners converted debt positions to receive equity capital of $630,027. This partnership's assets, liabilities, equity, revenues and expenses were included in the consolidated financial statements beginning in June 1995. In December 1996, the Company paid $150,000 for an additional 9.12% interest in the partnership.

The Company is to receive 94.56% of any distributions made by the partnership until recovery of its $1,000,000 capital contribution is accomplished, along with interest at the prime interest rate plus two percent. Once the capital contribution and interest is recovered, the Company is to receive 89.12% of any distributions in accordance with its ownership percentage.

In March of 1995 the Company, through River Market Venture, Inc. acquired an 80% general partnership interest in River Market Venture I, L.P. and 100% of the common stock of a related corporation, Old Town Redevelopment Corporation. The partnership and corporation own real estate and development rights in the River Market area of Kansas City, Missouri. Commencing June 1995, the Company consolidated its 80% interest in the general partnership into their financial statements. The business combination has been accounted for under the purchase method of accounting.

Pro forma financial information has not been presented because the Company's investment in the subsidiary does not result in a significant business combination based on materiality.

NOTE 5:  INDUSTRIAL REVENUE BONDS

As disclosed in Note (17) the Company is contingently liable as a guarantor on Industrial Revenue Bonds (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the borrower). The Company owned the bonds, as part of a note receivable, which total $2,655,000 and distributed $2,345,000 in satisfaction of certain notes payable obligations. The Company is still holding $310,000 of these bonds as of December 31, 1996.

NOTE 6:  PROPERTY AND EQUIPMENT

                                                        December 31,
                                                --------------------------
                                                    1996           1995
                                                -----------    -----------
Cost
   Land and land improvements                   $ 5,330,877    $ 3,563,643
   Building and building improvements            25,485,511     17,455,694
   Furniture                                      2,066,513      1,544,226
                                                -----------    -----------
          Total cost                             32,882,901     22,563,563
   Accumulated depreciation                      (1,890,429)    (1,186,791)
                                                -----------    -----------
          Net property, plant and equipment     $30,992,472    $21,376,772
                                                ===========    ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the years ended December 31, 1996, 1995 and 1994 was $703,638, $743,039 and $829,212, respectively.

NOTE 7:  NOTES PAYABLE

                                                         December 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------

Mortgage note payable (Hotel Note) of
December 11, 1996 with interest payable
monthly based upon the one-month London
Interbank Offered Rate (LIBOR) plus 3.75%.
The rate at December 31, 1996 was 9.35% with
the initial payment due February 5, 1997.
Payments are contingent on the availability
of net operating income (NOI) generated by
the collateral less priority funding of
certain reserves.  The outstanding principal
and interest is due at maturity,
December 5, 1998.  The nonrecourse Hotel Note
is collateralized by various property and
equipment and the related restricted cash and
reserve accounts.                                $12,996,537    $     -

Mortgage note payable of December 11, 1996
with interest payable monthly based upon the
one-month London Interbank Offered Rate
(LIBOR) plus 3.75%. The rate at December
31, 1996 was 9.35% with the initial payment
due February 5, 1997.  Payments are
contingent on the availability of net
operating income generated by the collateral
less priority funding of certain reserves.
Also, any remaining net operating income from
the Hotel Note collateral after payment of
its debt service is available to fund these
payments. The outstanding principal and
interest is due at maturity, December 5,
1998.  The nonrecourse note is collateralized
by commercial properties in Kansas City, MO
and the related restricted cash and reserve
accounts, a full payment guaranty by the
Company and a pledge of the Company's general
partner interest in the partnership owning a
hotel in Kansas City, MO.                          6,203,463          -

Note payable due in monthly payments,
including interest at 8%, based upon a 20-
year amortization with all unpaid interest
and principal due April 1999. Collateralized
by specific notes receivable and foreclosed
property.  This note was paid off August,
1996 by a note payable with interest at the
prime interest rate, plus 1.50%.  Payments of
principal and interest are based on a fifteen
year repayment period. Unpaid principal and
interest are due at maturity, August 31,
2001.  The note is collateralized by a First
Deed of Trust on a hotel and garage in Kansas
City, Missouri and a First Deed of Trust up
to $1,000,000 on a hotel in Phoenix, AZ.  The
note was refinanced in December 1996.                 -           2,019,828

Note payable due in monthly payments of
$42,000, until maturity May 2000.  Interest
is based on the prime interest rate plus 2%.
The note is collateralized by land and
building located in the River Market area of
Kansas City, Missouri.  The note was
refinanced in December 1996.                          -           4,168,500

In the Company's reorganization plan, as
described in Note (15), certain individuals
elected an Alternative Treatment Plan,
whereby holders of certain debentures elected
the option to receive a direct loan
participation interest in a collateral pool
loan involving the Ramada Inn in Phoenix, AZ.
After December 31, 1994, the electing
Alternative Treatment Plan participants
agreed to expand the collateral pool to
include additional future investments of the
Company.  On the closing date of the
Alternative Treatment Plan of August 31,
1996, the participants elected to substitute
the held debentures totaling $3,062,162
for the collateral pool loan and to continue
the ratable collateral assignment of the
Company's general partner revenues from a
limited partnership owning commercial
property in Kansas City, MO.  During 1996,
certain participants elected to receive
specific Kansas City, MO industrial revenue
bonds owned by the Company totaling
$2,345,000 which reduced their Alternative
Treatment at the closing date.  The
Alternative Treatment is to be repaid in
quarterly installments including interest at
9% based upon a 20 year amortization with
unpaid principal and interest due at maturity
in December 2003.                                  2,119,507      2,165,809

Convertible Subordinated Debentures issued
January 1994.  The securities were issued in
the initial aggregate principal amount of
$9,127,752, and bear interest at the rate of
6% per annum.  Interest accrues semiannually
on January 1 and July 1 of each year.  The
securities mature December 2003.  At any time
prior to maturity, the securities are
convertible into shares of common stock of
the Company, unless the securities are called
for redemption.  The number of shares
issuable upon conversion is based on the
Company's book value of $.224/share as of the
December 31, 1993 financial statements.
During 1996, Debentures totaling $3,310,517
were converted into 13,424,933 shares of
common stock with $467,594 in Debentures
converted into 2,087,473 shares of common
stock in December 1996.  Related accrued
interest expense is not subject to conversion
to common stock and the liability is
eliminated upon conversion of the debenture
principal.  Accrued interest of $439,486
eliminated in conversion was recorded as
income in the year ended December 31, 1996,
with $70,378 recorded during December of
1996.  At August 31, 1996, $2,676,213 of
principal and $385,949 of interest on the
Debentures were converted to the Alternative
Treatment.  The securities are subordinate
and junior in right of payment to all senior
indebtedness of the Company (which includes
all collateralized debt of the Company).
Senior Indebtedness is to be paid in full
before holders of the Subordinated Debentures
are to be paid any principal or interest.          3,227,043      9,298,938

Unsecured non-interest bearing note payable -
BRT due September 2000, payable in an
installment of $75,000 on January 31, 1996
and 60 monthly payments of $7,333 with the
remaining unpaid principal due at maturity.
Interest has been imputed at the rate of 9%.         235,763        371,103

Note payable due April 2015, collateralized
by hotel property in Euless, Texas.  The note
is payable in monthly installments of
$10,720.  Interest is at 9.5%, adjusted every
five years to the prime rate plus 3.5%. The
note was refinanced in December 1996.                   -         1,136,714

The following notes payable consist of
agreements with the taxing authorities for delinquent real estate taxes:

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$3,220 until maturity on August 15, 2002.            144,870          -

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$826 until maturity on August 15, 2002.               37,148          -

     Total notes payable                         $24,964,331    $19,160,892

Contractually scheduled principal payments during each of the next five years are:

            Year
         ----------
            1997                                       $   140,377
            1998                                        19,353,011
            1999                                           166,782
            2000                                           112,174
            2001                                            93,379
            Thereafter                                   1,871,564
            Unscheduled maturities                       3,227,044
                                                       -----------
                 Total long-term obligations           $24,964,331
                                                       ===========

NOTE 8:  NOTES PAYABLE, RELATED PARTY

                                                         December 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------
The following notes payable consist of
advances from the 25% minority partner of Euless, Texas 1192 General partnership, to be repaid before the Company can receive any cash distributions from the Partnership.
All of these notes were refinanced in
December 1996.

10% note payable due July 31, 1998, with
interest only payments monthly based on the
cash flow of the property.  Collateralized
by the property and equipment of Euless,
Texas 1192 General Partnership.                       -         $   600,000

10% note payable due on demand with interest
only payments monthly based on the cash flow
of the property.  Collateralized by the
property and equipment of Euless, Texas 1192
General Partnership.                                  -         $   123,843

Unsecured note payable relating to Euless,
Texas hotel due July 31, 1998, with interest
at the prime interest rate plus 3%.  Interest
is payable monthly.                                   -             439,116
                                                 -----------    -----------

          Total notes payable, related party     $    -         $ 1,162,959

NOTE 9:  OTHER LIABILITIES

Other liabilities consisted of the following:

                                                         December 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------

Accounts payable                                 $   325,547    $    69,992
Accrued, current and delinquent real
 estate taxes                                        595,172      1,533,496
Other accrued expenses                             1,540,110        548,507
Other liabilities                                    103,258        164,609
                                                 -----------    -----------

          Totals                                 $ 2,564,087    $ 2,316,604
                                                 ===========    ===========

During 1996, the Company executed notes with taxing authorities for two of the properties related to real estate taxes assessed in previous years. As a result of these notes, penalties and interest totaling $409,204 were settled and written off during 1996. Additional delinquent taxes of $440,814 were paid during the December 1996 closing of the mortgage note payable. Delinquent real estate taxes at December 31, 1996 totaling $591,270 relate to a commercial property that was sold subsequent to December 31, 1996. The purchaser assumed all delinquent real estate taxes related to that property.

NOTE 10:  TREASURY STOCK

During the year ended December 31, 1996, the Company acquired 67,990 shares of preferred stock and 475 shares of common stock. These shares were obtained under a provision in the Company's Plan of Reorganization which allowed holders of convertible debentures over 65 years old to convert their debentures into alternative treatment debt. Since no value was assigned to the treasury stock, management has used $.224 per share as the cost of the treasury stock acquired.

NOTE 11:  PENSION PLAN

During 1994, the Company established a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the years ended December 31, 1996, 1995 and 1994 was $43,180, $41,576 and
$19,020.

NOTE 12:  RELATED PARTIES

From inception through June 15, 1994, Integrated Financial Services (IFS) served as the sponsor and advisory company to the Company and certain of its affiliates, Embassy Properties, Inc. (EPI) and Subsidiary, provided loan servicing, leasing and management for the Company. Certain officers and trustees of the Company were also officers, directors and shareholders of IFS and its affiliates. On June 15, 1994, the contract between IFS and the Company was terminated while the agreements with EPI were continued.

Pursuant to the prior agreements, the Company paid IFS and one of its affiliates fees for various services performed for the Company and reimbursed it for certain expenses incurred on the Company's behalf. The Company also paid IFS fifty percent of all loan commitment, origination and renewal fees.

                                         Years Ended December 31,
                                -----------------------------------------
                                     1996          1995           1994
                                ------------   ------------   ------------

DUE TO ADVISORY COMPANY
 AND AFFILIATES, BEGINNING
 OF YEAR                        $    383,979   $    443,257   $    805,526

FEES AND EXPENSES INCURRED            -               -            470,939

INTEREST EXPENSE                      89,530          -               -

FEES AND EXPENSES PAID               (86,656)       (59,278)      (833,208)
                                ------------   ------------   ------------
DUE TO ADVISORY COMPANY
 AND AFFILIATES, END OF YEAR    $    386,853   $    383,979   $    443,257
                                ============   ============   ============

The Company and its subsidiaries incurred the following fees to Embassy Properties, Inc., which is 90% owned by an officer's immediate family. In addition the Company and its subsidiaries reimbursed Embassy Properties, Inc. for certain operating expenses it incurred on behalf of M.R. P.

                                        Years Ended December 31,
                                -----------------------------------------
                                     1996          1995           1994
                                ------------   ------------   ------------

Loan servicing fees             $     51,481   $     83,517   $     -
Real estate lease commissions   $      2,183   $     12,140   $     -
Property management fees        $    119,948   $     49,501   $     -

During the year ended December 31, 1996 the Company reimbursed Embassy Properties, Inc. approximately $18,000 in expenses related to debt refinancing. In addition, certain borrowers of the Company pay Embassy Properties, Inc. to manage their properties.

Certain officers and trustees of the Company own limited partnership interests in certain borrowers of the Company.

Under income tax regulations governing real estate investment trusts, the Company is not allowed to operate hotels. Consequently, the Company has leased their hotels to a subsidiary of EPI to operate. During the years ended December 31, 1996 and 1995, the Company received $996,706 and $480,000 respectively on these leases. The lease arrangement did not exist during 1994. At December 31, 1996, included in accounts receivable is $241,706 from the subsidiary of EPI for percentage rents on one of the hotels. Beginning January 1, 1997 the Company began leasing the hotel in Euless, Texas to EPI's subsidiary. During 1996 and prior years, the Hotel in Euless, Texas was operated by the minority shareholder and the Company's share of revenue from hotel operations is reflected in the consolidated statement of operations.

During the year ended December 31, 1996, the Company incurred $76,000 for consulting and investment banking services to an entity in which an officer of the Company is a minority owner.

During the year ended December 31, 1996, the Company and its subsidiaries incurred fees and expenses, including investment banking fees, totaling $143,739 to parties affiliated with the Company's trustees.

During the year ended December 31, 1996, certain trustees and officers of the Company converted debentures, along with contributing additional cash to alternative treatment debt. Some of this alternative treatment debt was subsequently paid off using Industrial Revenue Bonds or cash. In addition, some of these same officers and trustees converted debentures to common stock under the debenture conversion features.

NOTE 13:  BUSINESS SEGMENT INFORMATION

The Company operates exclusively in the real estate industry in the United States. Within the real estate industry, the Company's operations have been classified into three business segments: mortgage loan investing, rental real estate and hotel activities. Mortgage loan investing involves investing in mortgage loans primarily collateralized by income-producing real estate or real estate under development. Rental real estate includes the operation and management of commercial and residential properties. Hotel activities consist of hotel rental revenue and expenses.

Identifiable assets are those assets that are used in the business segment's operation. The identifiable assets of the mortgage loan investing segment consist of mortgage loans receivable net of allowance for losses, foreclosed property held for sale and interest receivable. The identifiable assets of the rental real estate operation segment include property and equipment net of accumulated depreciation. The identifiable assets of the hotel activities include all assets of the hotels plus related goodwill.

Summarized financial information by business segment for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                     1996          1995           1994
                                ------------   ------------   ------------
REVENUES
   Mortgage loan investing      $  1,569,450   $    395,421   $    466,986
   Rental real estate
     operations                    2,192,737      2,224,581      7,872,292
   Hotel operations                2,825,455      2,214,114      1,178,801
                                ------------   ------------   ------------

          CONSOLIDATED TOTAL    $  6,587,642   $  4,834,116   $  9,518,079
                                ============   ============   ============

EXPENSES
   Mortgage loan investing      $  1,157,552   $   (481,478)  $  1,660,798
   Rental real estate
     operations                    1,700,658      1,403,546      3,882,095
   Hotel operations                2,179,216      2,028,649      1,493,301
                                ------------   ------------   ------------

          CONSOLIDATED TOTAL    $  5,037,426   $  2,950,717   $  7,036,194
                                ============   ============   ============

NET INCOME (LOSS)
   Mortgage loan investing      $    411,898   $    876,899   $ (1,193,812)
   Rental real estate
     operations                      492,079        821,035      3,990,197
   Hotel operations                  646,239        185,465       (314,500)
                                ------------   ------------   ------------

          CONSOLIDATED TOTAL    $  1,550,216   $  1,883,399   $  2,481,885
                                ============   ============   ============

IDENTIFIABLE ASSETS
   Mortgage loan investing      $  1,550,024   $  6,422,058   $  6,030,000
   Rental real estate
     operations                   17,840,295     15,347,361     12,115,000
   Hotel operations               13,152,177      6,029,411      6,440,000
                                ------------   ------------   ------------

          CONSOLIDATED TOTAL    $ 32,542,496   $ 27,798,830   $ 24,585,000
                                ============   ============   ============

DEPRECIATION AND AMORTIZATION
   Mortgage loan investing      $     -        $     48,505   $     60,820
   Rental real estate
     operations                      335,223        197,499        544,391
   Hotel operations                  445,251        520,729        319,000
                                ------------   ------------   ------------

          CONSOLIDATED TOTAL    $    780,474   $    766,733   $    924,211
                                ============   ============   ============

CAPITAL EXPENDITURES
   Mortgage loan investing      $     -        $     17,986   $     -
   Rental real estate
     operations                    2,796,117      3,315,693        961,766
   Hotel operations                7,523,064        508,635        937,954
                                ------------   ------------   ------------

          CONSOLIDATED TOTAL    $ 10,319,181   $  3,842,314   $  1,899,720
                                ============   ============   ============

NOTE 14:  CASH FLOW DISCLOSURES

Cash consists of cash on hand and demand deposits with financial institutions.

The following is a summary of supplemental cash flow information.

                                        Years Ended December 31,
                                -----------------------------------------
                                     1996          1995           1994
                                ------------   ------------   ------------
Cash paid
   Interest                     $  1,828,525   $  1,174,549   $  1,628,425
Non-cash investing and
 financing activities
   Property acquired through
    deed in lieu of foreclo-
    sure                        $  7,334,821   $      -       $  1,000,000

   Conversion of foreclosed
    assets to operating assets  $      -       $      -       $ 10,148,058

   Related party debt con-
    verted to convertible
    subordinated debentures     $      -       $      -       $  9,127,752

   Transfer of property in
    payment of Note             $  2,345,000   $  4,895,595   $      -

   Convertible subordinated
    debentures converted to
    contributed capital         $  3,047,185   $      -       $       -


NOTE 15:  BANKRUPTCY PROCEEDINGS

On April 17, 1992, the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing was precipitated by the threatened foreclosure by SKOPBANK on some of the Company's assets.

During March 1994, the United States Bankruptcy Court confirmed the Company's Fourth Amended Plan of Reorganization. The Plan became effective and the Company came out of bankruptcy on April 11, 1994.

Under the approved Plan the creditors were broken down into six categories.

Administrative claims - Administrative claims were either paid on April 11, 1994, or converted to a note payable to SOHO Investment Trust, LLC. This note payable was secured by certain real estate and related assignment of rents and bears interest at 10%. This note payable was substantially paid off in December, 1994.

Secured allowed claims (BRT) - The secured allowed claims to BRT were repaid in December 1996 as discussed in Note (7).

Secured allowed claims (FDIC) - The secured allowed claims (FDIC) were repaid in December 1996 as discussed in Note (7).

Allowed claims (Secured Note I Fund) - The holders of allowed claims (Secured Note 1 Fund) were given two options under the approved plan: 1) Convertible subordinated debentures plus cash, or 2) Alternative treatment option. Each option is summarized below:

     Option 1: The holders could elect to convert their claims into 6% convertible subordinated debentures plus share in $200,000 in cash on the effective date. The debentures can be converted into common stock as described in the Trust Indenture. The effect of this option could dilute the ownership interest of the current shareholders. The terms of these debentures are outlined in Note (7).

     Option 2: Alternative Treatment Plan - The holders could elect at the effective date to convert their claim, plus an equal amount of new cash into a secured note collateralized by a certain first mortgage on property owned by the Company. The terms for this loan and elections by participants during 1996 are outlined in Note (7).

Allowed claims (Specified Note Fund) - The allowed claims (Specified Note
Fund) were repaid during 1994.

General unsecured allowed claims- The general unsecured allowed claims, including amounts due to the Company's advisory company, are to be paid in semi-annual installments beginning in January, 1995, if the Company has available cash flow. These claims are unsecured, with the interest rate at prime. If cash flow is not sufficient, any unpaid interest will be added to the principal balance. Any unpaid principal and interest is to be payable on December 31, 2003. The total amount of these claims at December 31, 1996 and 1995 were $71,728 and $106,090, respectively.

NOTE 16:  REORGANIZATION COSTS

Reorganization costs totaling $469,884 are comprised of items that were incurred in 1994 by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. The major components of these costs were legal and accounting fees of $464,884 and trustee fees of $5,000.

NOTE 17:  COMMITMENTS AND CONTINGENCIES

Guarantee:

The Company is contingently liable as a guarantor on Industrial Revenue Bonds (IRB's) (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the borrower) in the amount of $2,655,000. The Series 1996 bonds were reissued to pay amounts due to the Company on Series 1984 Bonds. The Company entered into the Guarantor Agreement to effectuate the transaction whereby these funds would be available to the Company. The Company has pledged collateral to secure the guaranty. The collateral consists of the Company's Deed of Trust and Security Agreement executed by the borrower in favor of the Company on the Series 1984 Bonds, and assignment on a ratable basis of General Partnership Interest of River Market Ventures, Inc. (a wholly owned subsidiary of the Company) in River Market Ventures I, L.P.

In 1996, the Company assigned the IRB's, which were originally part of a note receivable, to the participants in the Company's Alternative Treatment Plan who elected to receive them as reductions of their Alternative Treatment. The Company's guarantee and collateral remain in place for these bonds.

Minimum rents:

The Company receives income on commercial properties under noncancelable operating lease agreements expiring through 2001 in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1996 are as follows:


          Years Ended December 31,
          ------------------------
                 1997                        $1,639,097
                 1998                           663,946
                 1999                           325,151
                 2000                           146,513
                 2001                            65,289
                                             ----------
                 Total                       $2,839,996
                                             ==========

NOTE 18:  LEGAL PROCEEDINGS

During 1994, a suit was filed against the Company and two of its wholly-owned subsidiaries. The plaintiff alleges that the Company entered into a contract to sell an apartment complex to them and, subsequently, sold the apartment complex to another party. The plaintiff was asking for damages in excess of $4,000,000. The case was settled out of court in 1995 at a cost to the Company of $125,000.

In addition, the Company entered into a secured indemnity agreement with the title company handling the sale of the apartment complex. Under certain circumstances, the Company indemnified the title company for defense costs associated with the sale of the apartment complex. Included in restricted cash at December 31, 1994, was $300,000, held in escrow, to fund defense costs incurred. These funds were released as part of the settlement.

During 1994, a suit was filed against the Company by an individual who owed approximately $736,000 to the Company. The suit was settled in 1995 with the Company receiving $100,000, and dismissal of all claims.

NOTE 19:  GAIN ON SALE OF ASSETS

In December 1994, the Company sold the assets of the Quadrangles I, L.P. for cash and assumption of a majority of the partnership's liabilities. The sale resulted in a gain of $4,085,128 for the year ended December 31, 1994.

NOTE 20:  SUBSEQUENT EVENTS

As disclosed in Footnote (9), the Company sold a real estate investment in January 1997. The purchaser paid the Company $100,000 and assumed a real estate tax obligation of $591,750. The Company realized a gain of approximately $58,000 on this sale.

Subsequent to December 31, 1996, management anticipates additional convertible subordinated debentures to be converted to common stock.

NOTE 21:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS No. 107) requires disclosure of estimated fair values for financial instruments held by the Company. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND RESTRICTED CASH - The carrying amounts reported in the statements of condition for cash and cash equivalents and interest bearing deposits approximate those assets' fair values.

MORTGAGE NOTES RECEIVABLE - Fair values for loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The carrying amount has been evaluated for impairment and is stated at fair value.

NOTES PAYABLE - The fair value of the Company's convertible subordinated debenture issue was determined by estimating current market rates for debt with similar maturities and collateral. It is not practicable to measure the value of the conversion features of the convertible debt debentures.

The fair value of the Company's remaining long-term debt was estimated based on estimates of the current market rates for debt with similar remaining maturities and collateral.

The estimated fair values of the financial instruments are as follows:

                         December 31, 1996           December 31, 1995
                      -------------------------   -------------------------
                       Carrying       Fair         Carrying        Fair
                        Amount        Value         Amount         Value
                      -----------   -----------   -----------   -----------
Financial assets
  Cash and restricted
   cash               $ 3,855,754   $ 3,855,754   $   687,234   $   687,234
  Mortgage notes
   receivable (after
   reduction for
   allowance for
   loan losses)           544,599       544,599     5,182,058     5,182,058

Financial liabilities
  Convertible subor-
   dinated debentures   3,227,043     1,683,745     9,298,938     4,875,431

  Notes payable-other  21,737,288    21,567,056    11,024,913    10,350,739

                      MASTER REALTY PROPERTIES, INC.
                             AND SUBSIDIARIES
             (Formerly Master Mortgage Investment Fund, Inc.)

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                Write Off
                                     Beginning    Charged To      of Un-
                                    Balance at     Expense     Collectible
                                      Period      (Recovery)     Accounts
                                    -----------  ------------  ------------
DESCRIPTION

  Year ended December 31, 1996:
    Deducted from asset accounts:
      Allowance for losses -
      mortgage notes receivable     $10,780,742  $(3,854,698)  $(1,951,143)
      Allowance for losses -
      interest receivable               613,742     (408,028)     (205,714)
                                    -----------  -----------   -----------

        TOTAL                       $11,394,484  $(4,262,726)  $(2,156,857)
                                    ===========  ===========   ===========

  Year ended December 31, 1995:
    Deducted from asset accounts:
      Allowance for losses -
      mortgage notes receivable     $16,517,563  $(1,733,001)  $(4,003,820)
      Allowance for losses -
      interest receivable               813,742     (200,000)        -
                                    -----------  -----------   -----------

        TOTAL                       $17,331,305  $(1,933,001)  $(4,003,820)
                                    ===========  ===========   ===========

  Year ended December 31, 1994:
    Deducted from asset accounts:
      Allowance for losses -
      mortgage notes receivable     $22,992,970  $  (476,389)  $  (845,099)
      Allowance for losses -
      interest receivable             2,531,214   (1,157,032)        -
                                    -----------  -----------   -----------

        TOTAL                       $25,524,184  $(1,633,421)  $  (845,099)
                                    ===========  ===========   ===========

See Accompanying Independent Auditors' Report

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES
(Formerly Master Mortgage Investment Fund, Inc.)

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Continued)


                                                  Reclass to    Balance at
                                                  Foreclosed      End of
                                                   Property       Period
                                                 ------------  ------------
DESCRIPTION

  Year ended December 31, 1996:
    Deducted from asset accounts:
      Allowance for losses -
      mortgage notes receivable                  $     -       $ 4,974,901
      Allowance for losses -
      interest receivable                              -             -
                                                 -----------   -----------

        TOTAL                                    $     -       $ 4,974,901
                                                 ===========   ===========

  Year ended December 31, 1995:
    Deducted from asset accounts:
      Allowance for losses -
      mortgage notes receivable                  $     -       $10,780,742
      Allowance for losses -
      interest receivable                              -           613,742
                                                 -----------   -----------

        TOTAL                                    $     -       $11,394,484
                                                 ===========   ===========

  Year ended December 31, 1994:
    Deducted from asset accounts:
      Allowance for losses -
      mortgage notes receivable                  $(5,153,919)  $16,517,563
      Allowance for losses -
      interest receivable                           (560,440)      813,742
                                                 -----------   -----------

        TOTAL                                    $(5,714,359)  $17,331,305
                                                 ===========   ===========

               See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                             AND SUBSIDIARIES
             (Formerly Master Mortgage Investment Fund, Inc.)

      SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION


                                                             Carrying Cost
                                               Additions      at 12/31/96
                              Initial Cost       since       -------------
                              ------------    Acquisition     Buildings &
                                Buildings    -------------       Land
                    Encum-       & Land      Improvements    Improvements
   Description      brances   Improvements   Carrying Cost      Total(3)
-----------------   -------   ------------   -------------   -------------

Commercial:

Rivermarket -
Kansas City, MO       (1)      $ 7,490,894     $  370,015     $ 7,860,909

Soho VI -
Kansas City, MO       (1)        1,494,345           -          1,494,345

Gaslight Garage -
Kansas City, MO       (1)        1,161,638          9,477       1,171,115

1801 Main -
Kansas City, MO                    300,000         13,578         313,578

21 West 10th -
Kansas City, MO                    650,000           -            650,000

39/40 Plaza -
Kansas City, MO                    725,000          9,335         734,335

Gabriel -
Kansas City, MO                     65,003           -             65,003


Hotels:

Ramada -
Phoenix, AZ           (2)        3,952,594      2,345,488       6,298,082

Ramada -
Euless, TX            (2)        5,772,619      1,002,055       6,774,674

Historic Suites -
Kansas City, MO       (2)        7,500,000           -          7,500,000

All other
property and
equipment                           20,860           -             20,860
                               -----------     ----------     -----------

Totals                         $29,132,953     $3,749,948     $32,882,901
                               ===========     ==========     ===========

See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                             AND SUBSIDIARIES
             (Formerly Master Mortgage Investment Fund, Inc.)
         SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
                                (Continued)

                                    Estimated
                    Accumulated      Date of        Date     Depreciable
   Description      Depreciation   Construction   Acquired       Life
-----------------   ------------   ------------   --------   ------------

Commercial:

Rivermarket -
Kansas City, MO      $   163,052   1870 - 1890      6-95

Soho VI -
Kansas City, MO            -           1900         12-96

Gaslight Garage -
Kansas City, MO          127,900       1986         8-93       39 years

1801 Main -
Kansas City, MO           20,881       1950         1-93     7 & 39 years

21 West 10th -
Kansas City, MO           26,794       1940         1-93       39 years

39/40 Plaza -
Kansas City, MO           23,310       1970         1-94     7 & 39 years

Gabriel -
Kansas City, MO            3,250       1890         12-94      40 years

Hotels:

Ramada -
Phoenix, AZ              397,779       1956         6-94     7 & 39 years

Ramada -
Euless, TX             1,049,617       1971         3-94

Historic Suites -
Kansas City, MO           72,880       1890         9-96

All other
property and
equipment                  4,966                  Various     5 & 7 years
                     -----------
Totals               $ 1,890,429
                     ===========

(1) Encumbered by mortgage note payable with a balance at December 31, 1996 of $6,203,463.
(2) Encumbered by mortgage note payable with a balance at December 31, 1996 of $12,996,437.
(3) The aggregate carrying cost for Federal income tax purposes at December 31, 1996 is $32,882,901.

               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                             AND SUBSIDIARIES
             (Formerly Master Mortgage Investment Fund, Inc.)

                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                Interest
                                rate at      Final
                     Interest   December    Maturity          Periodic
    Location           Rate     31, 1996      Date         Payment Terms
------------------   --------   --------   ----------   ------------------
PARTIALLY-EARNING

 1ST MORTGAGE LOANS
 ------------------
  COMMERCIAL
  BUILDINGS

   Kansas City, MO    10.00%      10.00%    10/01/94   Quarterly payments
                                                       equal to property's
                                                       net cash flow; Un-
 2ND & 3RD MORTGAGE LOANS                              paid principal and
 ------------------------                              interest at maturity
  RESIDENTIAL

   Kansas City, MO    11.00%      11.00%    05/31/98   Payments equal to
                                                       7 1/2% of property's
                                                       net cash flow after
                                                       interest payments on
                                                       1st mortgage
 UNSECURED LOANS
 ---------------
  COMMERCIAL
  BUILDING

   Kansas City, MO     9.00%       9.00%    12/31/2006  Basic monthly
                                                        payments of prin-
                                                        cipal and interest,
                                                        commencing 1/30/97
                                                        until maturity


               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                             AND SUBSIDIARIES
             (Formerly Master Mortgage Investment Fund, Inc.)

          SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                                               Principal
                                                                 amount
                                                 Carrying       of loans
                                                 amount of     subject to
                                    Face        mortgages at   delinquent
                      Prior       amount of     December 31,    principal
   Location           Liens       Mortgages        1996        or interest
-----------------   ----------    ---------    -------------   -----------
PARTIALLY-EARNING

 1ST MORTGAGE
 LOANS
 ------------
  COMMERCIAL
  BUILDINGS

   Kansas City, MO  $    -       $3,300,000      $1,774,738     $1,774,738

 2ND & 3RD
 MORTGAGE LOANS
 --------------
  RESIDENTIAL

   Kansas City, MO   2,800,000    3,742,472       3,671,417      3,671,417

 UNSECURED LOANS
 ---------------
  COMMERCIAL
  BUILDING

   Kansas City, MO       -           73,746          73,746         73,746
                    ----------   ----------      ----------     ----------

TOTAL MORTGAGE
NOTES RECEIVABLE,
PARTIALLY-EARNING   $2,800,000   $7,116,218      $5,519,901     $5,519,901
                    ==========   ==========      ==========     ==========

               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                             AND SUBSIDIARIES
             (Formerly Master Mortgage Investment Fund, Inc.)

          SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)


                                          Year Ended December 31,
                                -----------------------------------------
                                     1996          1995           1994
                                ------------   ------------   ------------
Balance at beginning of year    $ 15,962,800   $ 21,210,120   $ 35,852,427
Additions during year
   Advances on existing loans        101,856         -             511,102
   Amortization of deferred
    income                             -             -               -
                                ------------   ------------   ------------
          Total additions         16,064,656     21,210,120     36,363,529
                                ------------   ------------   ------------

Deductions during year
   Collection of principal            35,057      1,243,500        319,886
   Foreclosure                         -             -          14,833,523
   Sales                               -             -               -
   Write off principal
    against the allowance         10,510,099      4,003,820          -
                                ------------   ------------   ------------
          Total deductions        10,545,156      5,247,320     15,153,409
                                ------------   ------------   ------------

       BALANCE AT END OF YEAR   $  5,519,500   $ 15,962,800   $ 21,210,120
                                ============   ============   ============

               See Accompanying Independent Auditors' Report