Form 10-Q
period 1997-03-31
MASTER MORTGAGE INVESTMENT FUND INC
filed 1997-06-12
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  MARCH 31, 1997

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ___________________

                      Commission File Number 33-22805


                      MASTER REALTY PROPERTIES, INC.
               (f/k/a MASTER MORTGAGE INVESTMENT FUND, INC.)
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ________ No _____X_____

     As of March 31, 1997, the Registrant had 2,492,622 shares of preferred stock and 29,961,042 shares of common stock outstanding.

MASTER REALTY PROPERTIES, INC. (f/k/a MASTER MORTGAGE INVESTMENT FUND,
INC.)
<<INDEX>>



Part I.  Financial Statements

     Item 1:     Financial Statements*

A.  Balance Sheets as of March 31,
    1997 and December 31, 1996.

B.  Statements of Income for the three
    months ended March 31, 1997 and 1996.

C.  Statements of Changes in Shareholders'
    Equity for the three months ended
    March 31, 1997 and 1996.

D.  Statements of Cash Flows for the
    three months ended March 31, 1997
    and 1996.

Notes to Unaudited Financial Statements

Item 2:  Management's Discussion and
Analysis of Condition and Results of
Operations

Part II.  Other Information

* All financial statements, except the
balance sheet as of December 31,
are unaudited.

MASTER REALTY PROPERTIES, INC.
<<BALANCE SHEETS>>
March 31, 1997 and December 31, 1996
                                       March 31, 1997     December 31, 1996
                                       --------------     -----------------
                                        (Unaudited)           (Audited)
ASSETS
Mortgage Notes Receivable               $  5,546,155         $  5,519,500
Property Held for Investment               1,000,000            1,000,000
                                        ------------         ------------
   Total Mortgage Notes Receivable
    and Foreclosed Property held for
    Investment                             6,546,155            6,519,500
Allowance for Losses                      (4,974,901)          (4,974,901)
                                        ------------         ------------
  Net Mortgage Notes Receivable and
   Foreclosed Property held for
   Investment                              1,571,254            1,544,599
Investment in Real Estate Partnerships       147,795              181,795
Interest Receivable                            -                    5,425
Cash                                       1,773,049            2,773,183
Restricted Cash                              921,324            1,082,571
Accounts Receivable                        1,858,334              612,539
Industrial Revenue Bonds                     310,000              310,000
Property and Equipment, at cost
 less accumulated depreciation            30,304,546           30,992,472
Goodwill                                       -                  274,908
Other Assets                                 615,991            1,194,634
                                        ------------         ------------
TOTAL ASSETS                              37,502,293           38,972,126
                                        ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes Payable                             23,958,767           24,964,331
Notes Payable, Related Party                   -                    -
Interest Payable                              29,766               86,734
Other Liabilities                          1,912,862            2,564,087
Due to Advisory Company and Affiliate        417,808              386,853
Liabilities Subject to Settlement
 under Reorganization Proceedings             71,728               71,728
                                        ------------         ------------
TOTAL LIABILITIES                         26,390,931           28,073,733
                                        ------------         ------------
Minority Interest in Subsidiary              371,683            1,083,457
                                        ------------         ------------
Shareholders' Equity
 Convertible preferred stock, $.01 par,
  liquidation preference up to 5% of
  the Fund's net assets; authorized
  2,500,000 shares; issued 2,491,622
  shares                                      24,916               24,916
Common Stock, $.01 par, authorized
 45,000,000 shares; issued
 20,037,462 shares                           200,374              155,546
Capital in excess of par                  39,546,421           38,587,104
Retained (Deficit) Earnings              (29,016,696)         (28,937,294)
Treasury Stock                               (15,336)             (15,336)
                                        ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                10,739,679            9,814,936
TOTAL LIABILITIES &                     ------------         ------------
SHAREHOLDERS' EQUITY                    $ 37,502,293         $ 38,972,126

MASTER REALTY PROPERTIES, INC.
<<INCOME STATEMENT>>
STATEMENT OF INCOME
Three Months Ended
March 31, 1997 and 1996

                                               Three months ended
                                                    March 31
                                        ---------------------------------
                                             1997               1996
                                        ------------         ------------
REVENUES:

Rental Income                           $    666,262         $    552,018
Hotel Income                                 576,774              510,684
Interest and fees on mortgage loans            5,131               70,534
Other income (loss)                           45,100               12,475
                                        ------------         ------------
TOTAL REVENUES                             1,293,267            1,145,711
                                        ------------         ------------
EXPENSES:

Loan Servicing fees                            9,363               14,217
Rental operating expenses                    368,637              330,751
Hotel operating expenses                       -                  338,293
Provision for loan losses (recoveries)      (300,538)          (1,248,918)
General and administrative                   227,888               29,654
Legal and accounting                          68,163               53,009
Payroll and employee benefits                131,078              117,950
Interest expense                             642,925              404,287
Depreciation and amortization                222,183              147,392
                                        ------------         ------------
TOTAL EXPENSES                             1,369,699              186,635
                                        ------------         ------------
MINORITY INTEREST IN SUBS INCOME               2,971               (4,429)

NET INCOME (LOSS)                       $    (79,403)        $    963,505
                                        ============         ============
Earnings (loss) per common and
 common equivalent share                $    (0.0035)        $     0.2547
                                        ============         ============

MASTER REALTY PROPERTIES, INC.
<<SHAREHOLDERS' EQUITY>>
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED IN MARCH 31, 1997 AND 1996

                                    Preferred Stock       Common Stock
                                   Shares     Amount    Shares    Amount
                                   ------     ------    ------    ------

Balance, December 31, 1995       2,491,622   $24,916   1,308,669  $ 13,086
Net income for the period
                                 ---------   -------  ----------  --------
Balances, March 31, 1996         2,491,622   $24,916   1,308,669  $ 13,086
                                 =========   =======  ==========  ========

Balances, Dec. 31, 1996          2,491,622   $24,916   1,308,669  $155,546
Debenture Conversion to Stock                         18,728,793    44,828
Net income for the period
Treasury Stock
                                 ---------   -------  ----------  --------
Balances, March 31, 1997         2,491,622   $24,916  20,037,462  $200,374
                                 =========   =======  ==========  ========



                                Capital in   Undistributed       Total
                                excess of      earnings      shareholders'
                                par value      (deficit)         equity
                                ----------   --------------  -------------

Balance, December 31, 1995     $35,667,043    $(30,487,510)   $ 5,217,535
Net income for the period                          963,505        963,505
                               -----------    ------------    -----------
Balances, March 31, 1996       $35,667,043    $(29,524,005)   $ 6,181,040
                               ===========    ============    ===========


Balances, Dec. 31, 1996        $38,587,104    $(28,937,294)   $ 9,830,272
Debenture Conversion to Stock      959,318                      1,004,146
Net income for the period                          (79,403)       (79,403)
Treasury Stock                     (15,336)                       (15,336)
                               -----------    ------------    -----------
Balances, March 31, 1997       $39,531,086    $(29,016,697)   $10,739,679
                               ===========    ============    ===========

MASTER REALTY PROPERTIES, INC.
<<CASH FLOW STATEMENT>>
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                               Three months ended
                                                    March 31
                                        ---------------------------------
                                             1997               1996
                                        ------------         ------------
Cash flows from operating activities
 Net income (loss)                      $   (79,403)         $   963,505
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities
   Minority interest                         (2,971)               4,429
   Decrease (increase in operating
    assets
      Restricted Cash                         -                   (4,462)
      Interest receivable                     5,425               (6,616)
      Accounts receivable                (1,245,795)              (5,123)
      Prepaid expenses                       (3,002)             (28,304)
      All other, net                        692,343              (32,931)
   Increase (decrease) in operating
    liabilities
      Due to advisory company and
       affiliate                             30,955               17,925
      Other liabilities                      11,773             (402,044)
      Prepetition liabilities               (71,728)               1,564
      Interest payable                      (56,968)               7,650
                                        -----------          -----------
      Net cash provided by (used in)
       operating activities                (719,371)             515,593
                                        -----------          -----------

Cash flows from investing activities
   Increase mortgage notes receivable        73,345
   Acquisition of real estate
    partnerships                           (399,895)
   Decrease in partnership real estate                          (107,727)
   Decrease in allowance for losses                           (1,053,000)
   Increase in fixed assets                (114,041)            (468,003)
   Decrease in goodwill                                           10,625
   All other
                                        -----------          -----------
   Net cash provided by (used in)
    investing activities                   (440,591)          (1,618,105)
                                        -----------          -----------
Cash flows from financing activities
   Increase (Decrease) in notes
    payable - related                                            109,153
   Increase in notes payable                 (1,419)             682,893
                                        -----------          -----------
   Net cash provided by (used in)
    financing activities                     (1,419)             792,046
                                        -----------          -----------
      Net increase (decrease) in cash   $(1,161,381)         $  (310,466)
      Cash beginning of period          $ 3,855,754          $   687,234
      Cash, end of period               $ 2,694,373          $   376,768
MASTER REALTY PROPERTIES, INC.
<<NOTES TO UNAUDITED FINANCIAL STATEMENTS>>
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

1.     Unaudited Financial Statements:

The accompanying unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The statements herein have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly and accurately the financial position as of March 31, 1997 and 1996, and the results of operations and cash flows for the three months then ended.

Certain amounts as of March 31, 1996 have been reclassified to conform with the March 31, 1997 presentation.

2.  Mortgage notes receivable
    -------------------------

                                        March 31,1997     December 31, 1996
                                        -------------     -----------------
MORTGAGE NOTES RECEIVABLE
    Earning                               $    -              $    -
    Partially-earning                     $5,546,155          $5,519,500
    Non-earning                           $    -              $    -
                                          ----------          ----------
TOTAL MORTGAGE NOTES RECEIVABLE           $5,546,155          $5,519,500
                                          ==========          ==========

     Mortgage notes receivable are collateralized by real estate, assignment of rents, certain future earnings of borrowers, other borrower assets, investor notes and borrower personal guarantees. The collateralized real estate is located in the downtown district of Kansas City, Missouri.

     Due to the uncertainty of future collections and possible foreclosures, management is unable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.

3.  Foreclosed property held for investment
    ---------------------------------------

                                   March 31,          December 31,
                                     1997                 1996
                                   ----------          ------------
Property held for Investment
Non-earning land in New Mexico     $1,000,000           $1,000,000
                                   ==========           ==========

4.  Investment in real estate partnerships
    --------------------------------------

          Investment in real estate partnerships consists of the following:

                                   Ownership     Ownership %    Ownership %
     Partnership Name               Interest     at 3/31/97     at 12/31/96
     ----------------              ---------     -----------    -----------
OPP IX, Limited Partnership         Limited         24.9%          24.9%
OPP X, Limited Partnership          Limited          2.4%           2.4%
Historic Suites of America - KC     Limited         19.8%          19.8%

These partnership interests are accounted for under the Equity method.

New Historic Suites Partners, L.P.  General         89.6%          89.6%
River Market Venture I, L.P.        General and
                                    Limited        100.0%         100.0%

These partnership interests are accounted for under the purchase method.

In February, 1997, the Company acquired the remaining 10.88% interest in River Market Venture I, L.P. for a price of $250,000.

5.  Property and equipment
    ----------------------

                                       March 31, 1997     December 31, 1996
Cost
Land and land improvements              $ 5,330,877          $ 5,330,877
Building and building improvements       24,835,511           25,485,511
Furniture                                 2,143,070            2,066,513
                                        -----------          -----------
     Total Cost                         $32,309,458          $32,882,901
Accumulated depreciation                 (2,004,912)          (1,890,429)
                                        -----------          -----------
     Net property, plant
     and equipment                      $30,304,546          $30,992,472
                                        ===========          ===========

     The aggregate depreciation charged to operations for March 31, 1997 and the year ended December 31, 1996, was $114,483 and $703,638, respectively.

6.  Notes Payable
    -------------

                                                  March 31,    December 31,
                                                    1997           1996
                                                ------------   ------------
Mortgage note payable (Hotel Note) of
December 11, 1996 with interest payable
monthly based upon the one-month London
Interbank Offered Rate (LIBOR) plus 3.75%.
The rate at December 31, 1996 was 9.35% with
the initial payment due February 5, 1997.
Payments are contingent on the availability
of net operating income (NOI) generated by
the collateral less priority funding of
certain reserves.  The outstanding principal
and interest is due at maturity, December 5,
1998.  The nonrecourse Hotel Note is
collateralized by various property and
equipment and the related restricted cash and
reserve accounts.                               $12,996,537    $12,996,537

Mortgage note payable of December 11, 1996
with interest payable monthly based upon the
one-month London Interbank Offered Rate
(LIBOR) plus 3.75%.  The rate at December 31,
1996 was 9.35% with the initial payment due
February 5, 1997.  Payments are contingent on
the availability of net operating income
generated by the collateral less priority
funding of certain reserves.  Also, any
remaining net operating income from the Hotel
Note collateral after payment of its debt
service is available to fund these payments.
The outstanding principal and interest is due
at maturity, December 5, 1998.  The
nonrecourse note is collateralized by
commercial properties in Kansas City, MO and
the related restricted cash and reserve
accounts, a full payment guaranty by the
Company and a pledge of the Company's general
partner interest in the partnership owning a
hotel in Kansas City, MO.                       $ 6,203,463    $ 6,203,463

In the Company's reorganization plan, certain
individuals elected an Alternative Treatment
Plan, whereby holders of certain debentures
elected the option to receive a direct loan
participation interest in a collateral pool
loan involving the Ramada Inn in Phoenix,
AZ.  After December 31, 1994, the electing
Alternative Treatment Plan participants
agreed to expand the collateral pool to
include additional future investments of the
Company.  On the closing date of the
Alternative Treatment Plan of August 31,
1996, the participants elected to substitute
the held debentures totaling $3,062,162 for
the collateral pool loan and to continue the
ratable collateral assignment of the
Company's general partner revenues from a
limited partnership owning commercial
property in Kansas City, MO.  During 1996,
certain participants elected to receive
specific Kansas City, MO industrial revenue
bonds owned by the Company totaling
$2,345,000 which reduced their Alternative
Treatment at the closing date.  Certain
participants holding $663,076 elected to
convert their Alternative Treatment debt into
the Company's Debentures which were
simultaneously converted into the Company's
common stock.  The Alternative Treatment is
to be repaid in quarterly installments
including interest at 9% based upon a 20 year
amortization with unpaid principal and
interest due at maturity in December, 2003.     $ 1,503,749    $ 2,119,507

Convertible Subordinated Debentures were
issued January, 1994.  The securities were
issued in the initial aggregate principal
amount of $9,127,752, and bear interest at
the rate of 6% per annum.  Interest accrues
semiannually on January 1 and July 1 of each
year.  The securities mature December, 2003.
At any time prior to maturity, the securities
are convertible into shares of common stock
of the Company, unless the securities are
called for redemption.  The number of shares
issuable upon conversion is based on the
Company's book value of $.224/share as of the
December 31, 1993 financial statements.
During 1996, Debentures totaling $3,310,517
were converted into 13,424,933 shares of
common stock.  During the quarter ended March
31, 1997 Debentures totaling $341,070 were
converted into 1,522,634 shares of common
stock.  Related accrued interest expense is
not subject to conversion to common stock and
the liability is eliminated upon conversion
of the debenture principal.  Accrued interest
of $439,486 and $50,393 eliminated in
conversion was recorded as income in the year
ended December 31, 1996, and the period
ending March 31, 1997 respectively.  At
August 31, 1996, $2,676,213 of principal and
$385,949 of interest on the Debentures were
converted to the Alternative Treatment.  The
securities are subordinate and junior in
right of payment to all senior indebtedness
of the Company (which includes all
collateralized debt of the Company).  Senior
Indebtedness is to be paid in full before
holders of the Subordinated Debentures are to
be paid any principal or interest.              $ 2,863,207    $ 3,227,043

Unsecured non-interest bearing note payable -
BRT due September, 2000, payable in an
installment of $75,000 on January 31, 1996
and 60 monthly payments of $7,333 with the
remaining unpaid principal due at maturity.
Interest has been imputed at the rate of 9%.    $   220,333    $   235,763

The following notes payable consist of
agreements with the taxing authorities for delinquent real estate taxes:

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$3,220 until maturity on August 15, 2002.       $   136,481    $   144,870

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$826 until maturity on August 15, 2002.         $    34,997    $    37,148
                                                -----------    -----------

          Total notes payable                   $23,958,767    $24,964.331
                                                ===========    ===========

Contractually scheduled principal payments during each of the next five years are:

                     Year
                     ----

                     1997                       $   140,377
                     1998                        19,353,011
                     1999                           166,782
                     2000                           112,174
                     2001                            93,379
                     Thereafter                   4,093,045
                                                -----------

           Total long-term obligations          $23,958,767
                                                ===========

7.  Other liabilities
    -----------------

          Other liabilities consisted of the following:

                                       March 31, 1997     December 31, 1996
                                       --------------     -----------------

     Accounts payable                    $  377,528           $  325,547
     Accrued, current and
      delinquent real estate taxes           31,354              595,172
     Other accrued expenses               1,495,866            1,540,110
     Other liabilities                       79,842              103,258
                                         ----------           ----------
     TOTAL                               $1,984,590           $2,564,087
                                         ==========           ==========

     During 1996, the Company executed notes with taxing authorities for two of the properties related to real estate taxes assessed in previous years. As a result of these notes, penalties and interest totaling $409,204 were settled and written off during 1996. Additional delinquent taxes of $440,814 were paid during the December 1996 closing a mortgage note payable. Delinquent real estate taxes at December 31, 1996 totaling $591,270 relate to a commercial property that was sold in January, 1997. The purchaser assumed all delinquent real estate taxes related to this property.

8.  Pension Plan
    ------------

     During 1994, the Company established a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the March 31, 1997 and year ended December 31, 1996 was $10,395 and $43,180.

MASTER REALTY PROPERTIES, INC.
<<MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS>>

Business Environment
--------------------

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

     The real estate economy, both nationally and the markets served by the Company, improved during 1994, 1995, 1996 and the first quarter of 1997. Residential vacancies decreased and an improvement in office market leasing in the latter part of 1994 and all of 1995 and 1996 has been reported. The hotel industry nationally had profitable years in 1994, 1995 and 1996. In general, these factors have had a positive impact on the Company's financial results.

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

     During 1996 and the first quarter of 1997, the Company began to stabilize its monthly cash flow. This stabilization was enhanced by a substantial ($19,200,000) refinancing of certain of the Company's real estate assets in December, 1996.

     The Company is working diligently to complete the full implementation of the second phase of the Strategic Redirection Plan (SRP) in order to stabilize the Company's monthly cash flow. The Company's management and Board of Trustees believe substantial progress in this stabilization process was achieved in 1996 and the first quarter of 1997.

     The Company's management believes the Company has recovered from its short-term cash flow problems due to the SRP implementation

The SRP comprise these phases as follows:

PHASE 1
-------

ASSET PRESERVATION - The Company is taking steps to protect its interest in its assets. The Company has undertaken foreclosures, workouts and litigation as its primary tools in accomplishing this first phase of the SRP. The Company is in the process of negotiating final workouts related to both three of its remaining assets which are under Phase I of the SRP.

PHASE 2
-------

CASH FLOW ENHANCEMENT - The Company is focusing its energies on the re-establishing of cash flow. This phase encompasses asset monitoring, collection efforts and control procedures over Phase 1 workout programs. The ultimate success of this phase will be dependent on the continued turn around of the general real estate economy.

PHASE 3
-------

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

Funds from Operations
---------------------

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

                                       March 31, 1997     December 31, 1996
                                       --------------     -----------------
Net Income (Loss)                        $(88,766)            $1,550,216
Less minority interest                     (2,971)               (34,073)
                                         --------             ----------
Income (Loss) before minority interest    (91,737)             1,516,143
Add depreciation and amortization         222,183                780,474
Less gain on sale of assets               (27,532)                - 0 -
Less abatement of real estate taxes        - 0 -                (409,204)
Less accrued interest expense written
 off on converted debentures              (50,393)              (447,139)
                                         --------             ----------
Funds from operations                    $ 52,521             $1,440,274
                                         ========             ==========

Results of Operations
---------------------

     The Company's total assets, before giving effect to the allowance for losses, was $42,477,194 and $43,947,027 at March 31, 1997 and December 31,
1996 respectively. Included in total assets at March 31, 1997 were mortgage loans totaling $5,546,155. The allowance for possible losses related to the mortgage notes of the Company was $4,497,901 at March 31, 1997 and December 31, 1996. The allowance for possible losses continues to be a direct result of the under-performance of real estate assets with respect to certain of the Company's borrowers The Company's management, in determining the reserve for possible loan losses, takes into consideration a number of factors including property appraisals, the net operating cash flow of the property, the cost of money expected, capitalization, and national and local economic and real estate conditions in arriving at its loan loss evaluation.

     The Company had a net loss for the three months ended March 31, 1997 of $79,403 or $.0035 per share non-diluted as compared to a profit for the period ended March 31, 1996 of $963,505 or $.2547 per share profit non-diluted. The primary difference between the three months ended March 31, 1996 to 1997 was an approximate $948,380 decline in recoveries for loan losses.

     Interest and fee revenue on mortgage loans for March 31, 1997 was $5,131 compared to $70,534 for March 31, 1996. This decline is a direct result of the non-earning loans and the increase in real estate owned by the Company.

     Revenues from rental real estate increased in the period ending March 31, 1997 from March 31, 1996 by $114,244. This increase was a result of the Company increased ownership in the River Market project in Kansas City, Missouri and the continued increases in revenue of the Company's rental properties.

     In June 1994, the Company became owner of a hotel in Phoenix, Arizona. This hotel was operated under a receivership lease agreement with Embassy Properties, Inc. (EPI) in 1994. No lease revenue was received from the hotel in 1994. Beginning January 1, 1995, this hotel was leased to Embassy Hotel Management Co., Inc. (EHM) under a lease agreement which provides for the Company to receive a base rent, plus a percentage of gross revenues over various gross income levels. The Company recognized $230,876 and $120,000 of lease revenue for the three months ended March 31, 1997 and March 31, 1996 respectively from this hotel.

     In September, 1996 the Company acquired an 89.6% general partner interest in a partnership which owned a hotel in Kansas City, Missouri.
The partnership leased this hotel to EHM. The lease agreement provides for a base rent plus a percentage of gross revenues over various gross income levels. The Company recognized $210,443 of lease revenue for the three months ended March 31, 1997 from this hotel.

     The Company recognized revenues of $390,684 March 31, 1996 from a hotel in which the Company was a seventy five percent (75%) partner. The Company acquired its partners interest on December 31, 1996. The Company has leased this hotel to EHM. This lease provides for a base rent and a percentage of gross revenue over various gross income levels. The Company recognized $135,455 of hotel lease rental revenue for March 31, 1997.

     The Company recorded a $300,538 recovery on its previous reserves for loan and investment losses at March 31, 1997.

     Interest expense increased from $404,287 for March 31, 1996 to $642,925 for March 31, 1997. This increase was due to a restructuring of the Company's outstanding debt which included additional debt associated with the acquisition and expanded ownership in certain real estate assets.

     The Company's general and administrative expenses increased by $207,597 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase is primarily due to the accrual of the bonus pool earned for the three months ended March 31, 1997.

     The Company's servicing fees declined in the period ending in March 31, 1997 from $14,217 at March 31, 1996 to $9,363. This decline was a result of lower loan servicing fees related to the decline in mortgage notes. Payroll costs for March 31, 1997 were $131,078 as compared to $117,950 at March 31, 1996.

     The Company recognized rental real estate operating expenses of $368,637 and $330,751 for the period March 31, 1997 and 1996 respectively. The increase in expenses was related to the Company increased ownership in the River Market Project in Kansas City and the acquisition and expanded ownership in certain real estate assets.

     The Company recognized hotel expenses of $328,293 for the period of March 31, 1996, from a hotel in which the Company was a seventy five percent (75%) partner. The Company acquired the remaining twenty-five percent partners share in this partnership on December 31, 1996 and leased the hotel to EHM effective January 1, 1997.

Potential Impact of Known Facts, Commitments, Events
And Uncertainties on Future Operating Results
----------------------------------------------------

     The Company is substantially impacted by the general economic trends in the real estate economy. As the real estate markets served by the Company continue to recover the Company's ability to perform under the SRP is improved. The Company's Trustees and management believe this improving trend will continue and will result in the Company stabilizing its monthly operating cash flow. In the interim, the Company must complete its debt restructurings and continue to pursue the sale of one or more of its assets to continue its operations.

MASTER REALTY PROPERTIES, INC.
PART II
<<OTHER INFORMATION>>

Item 6 - Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K

              None

           (The remainder of this page intentionally left blank)

MASTER REALTY PROPERTIES, INC.
<<SIGNATURES>>

Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 30, 1997

                                        MASTER REALTY PROPERTIES, INC.


                                        By: /s/ John J. Bennett, Chairman
                                             (Principal Executive Officer)


                                        By: /s/ Thomas H. Trabon, Executive
                                            Vice President, and
                                            Chief Financial Officer



           (The remainder of this page intentionally left blank)