Form 10-Q
period 1997-06-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1997-08-15
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  JUNE 30, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No __________

     As of June 30, 1997, the Registrant had 2,492,622 shares of preferred stock and 20,575,800 shares of common stock outstanding.

MASTER REALTY PROPERTIES, INC. (f/k/a MASTER MORTGAGE INVESTMENT FUND,
INC.)
<<INDEX>>



Part I.  Financial Statements

     Item 1:     Financial Statements*

A.  Balance Sheets as of June 30,
    1997 and December 31, 1996.

B.  Statements of Income for the three
    months ended June 30, 1997 and 1996.

C.  Statements of Income for the six
    months ended June 30, 1997 and 1996.

D.  Statements of Changes in Shareholders'
    Equity for the six months ended
    June 30, 1997 and 1996.

E.  Statements of Cash Flows for the
    six months ended June 30, 1997
    and 1996.

Notes to Unaudited Financial Statements

Item 2:  Management's Discussion and
Analysis of Condition and Results of
Operations

Part II.  Other Information

* All financial statements, except the
balance sheet as of December 31,
are unaudited.

MASTER REALTY PROPERTIES, INC.
<<BALANCE SHEETS>>
June 30, 1997 and December 31, 1996
                                       June 30, 1997     December 31, 1996
                                       --------------     -----------------
                                        (Unaudited)           (Audited)
ASSETS
Mortgage Notes Receivable               $  5,546,155         $  5,519,500
Foreclosed Property Held for Investment    1,000,000            1,000,000
   Total Mortgage Notes Receivable       ------------         -----------
    and Foreclosed Property held for
    Investment                             6,546,155            6,519,500
Allowance for Losses                      (4,974,901)          (4,974,901)
                                        ------------         ------------
  Net Mortgage Notes Receivable and
   Foreclosed Property held for
   Investment                              1,571,254            1,544,599
Investment in Real Estate Partnerships       181,795              181,795
Interest Receivable                            3,337                5,425
Cash                                       1,500,467            2,773,183
Restricted Cash                            1,028,206            1,082,571
Accounts Receivable                        1,643,935              612,539
Industrial Revenue Bonds                     310,000              310,000
Property and Equipment, at cost
 less accumulated depreciation            30,024,420           30,992,472
Goodwill                                       -                  274,908
Other Assets                                 616,809            1,194,634
                                        ------------         ------------
TOTAL ASSETS                              36,880,223           38,972,126
                                        ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes Payable                             23,494,365           24,964,331
Notes Payable, Related Party                   -                    -
Interest Payable                              37,538               86,734
Other Liabilities                          1,945,600            2,564,087
Due to Advisory Company and Affiliate        425,795              386,853
Liabilities Subject to Settlement
 under Reorganization Proceedings             71,728               71,728
                                        ------------         ------------
TOTAL LIABILITIES                         25,975,026           28,073,733
                                        ------------         ------------
Minority Interest in Subsidiary              364,572            1,083,457
                                        ------------         ------------
Shareholders' Equity
 Convertible preferred stock, $.01 par,
  liquidation preference up to 5% of
  the Fund's net assets; authorized
  2,500,000 shares; issued 2,491,622
  shares                                      24,916               24,916
Common Stock, $.01 par, authorized
 45,000,000 shares; issued
 20,575,800 shares                           205,758              155,546
Capital in excess of par                  39,661,646           38,587,104
Retained (Deficit) Earnings              (29,336,359)         (28,937,294)
Treasury Stock                               (15,336)             (15,336)
                                        ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                10,540,625            9,814,936
TOTAL LIABILITIES &                     ------------         ------------
SHAREHOLDERS' EQUITY                    $ 36,880,223         $ 38,972,126


MASTER REALTY PROPERTIES, INC.
<<INCOME STATEMENT>>
STATEMENT OF INCOME
Three Months Ended
June 30, 1997 and 1996

                                               Three months ended
                                                    June 30
                                        ---------------------------------
                                             1997               1996
                                        ------------         ------------
REVENUES:

Rental Income                           $    686,618         $    538,843
Hotel Income                                 564,644              594,584
Interest and fees on mortgage loans           35,070               80,371
Other income (loss)                               32              (44,659)
                                        ------------         ------------
TOTAL REVENUES                             1,286,364            1,169,139
                                        ------------         ------------
EXPENSES:

Loan Servicing fees                            8,630               13,488
Rental operating expenses                    286,269              338,030
Hotel operating expenses                           0              367,765
Provision for loan losses (recoveries)       (23,715)            (704,422)
General and administrative                   139,931               37,712
Legal and accounting                          85,230               59,681
Payroll and employee benefits                115,720              107,320
Interest expense                             549,058              392,334
Depreciation and amortization                444,435              185,838
                                        ------------         ------------
TOTAL EXPENSES                             1,605,558              797,746
                                        ------------         ------------
MINORITY INTEREST IN SUBS INCOME                 468                6,355

NET INCOME (LOSS)                       $   (319,662)        $    365,038
                                        ============         ============
Earnings (loss) per common and
 common equivalent share (non-diluted)  $    (0.0139)        $     0.0596
                                        ============         ============

MASTER REALTY PROPERTIES, INC.
<<INCOME STATEMENT>>
STATEMENT OF INCOME
Six Months Ended
June 30, 1997 and 1996

                                               Six months ended
                                                    June 30
                                        ---------------------------------
                                             1997               1996
                                        ------------         ------------
REVENUES:

Rental Income                           $  1,352,880         $  1,090,861
Hotel Income                               1,141,418            1,105,268
Interest and fees on mortgage loans           40,201              150,905
Other income (loss)                           45,132              (32,184)
                                        ------------         ------------
TOTAL REVENUES                             2,579,631            2,314,850
                                        ------------         ------------
EXPENSES:

Loan Servicing fees                           17,993               27,705
Rental operating expenses                    654,906              668,781
Hotel operating expenses                           0              706,058
Provision for loan losses (recoveries)      (324,253)          (1,953,340)
General and administrative                   367,819               67,366
Legal and accounting                         153,393              112,690
Payroll and employee benefits                246,798              225,270
Interest expense                           1,191,983              796,621
Depreciation and amortization                666,618              333,230
                                        ------------         ------------
TOTAL EXPENSES                             2,975,257              984,381
                                        ------------         ------------
MINORITY INTEREST IN SUBS INCOME               3,439                1,926

NET INCOME (LOSS)                       $   (399,065)        $  1,328,543
                                        ============         ============
Earnings (loss) per common and
 common equivalent share (non-diluted)  $    (0.0173)        $     0.2171
                                        ============         ============

MASTER REALTY PROPERTIES, INC.
<<SHAREHOLDERS' EQUITY>>
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED IN JUNE 30, 1997 AND 1996

                                    Preferred Stock       Common Stock
                                   Shares     Amount    Shares    Amount
                                   ------     ------    ------    ------

Balance, December 31, 1995       2,491,622   $24,916   1,308,669  $ 13,086
Net income for the period
                                 ---------   -------  ----------  --------
Balances, June 30, 1996          2,491,622   $24,916   1,308,669  $ 13,086
                                 =========   =======  ==========  ========

Balances, Dec. 31, 1996          2,491,622   $24,916   1,308,669  $155,546
Debenture Conversion to Stock                         19,267,131    50,212
Net income for the period
Treasury Stock
                                 ---------   -------  ----------  --------
Balances, June 30, 1997          2,491,622   $24,916  20,575,800  $205,758
                                 =========   =======  ==========  ========



                                Capital in   Undistributed       Total
                                excess of      earnings      shareholders'
                                par value      (deficit)         equity
                                ----------   --------------  -------------

Balance, December 31, 1995     $35,667,043    $(30,487,510)   $ 5,217,535
Net income for the period                        1,328,543      1,328,543
                               -----------    ------------    -----------
Balances, June 30, 1996        $35,667,043    $(29,158,967)   $ 6,546,078
                               ===========    ============    =======

Balances, Dec. 31, 1996        $38,587,104    $(28,937,294)   $ 9,830,272
Debenture Conversion to Stock    1,074,542                      1,124,754
Net income for the period                         (399,065)      (399,065)
Treasury Stock                     (15,336)                       (15,336)
                               -----------    ------------    -----------
Balances, June 30, 1997        $39,646,310    $(29,336,359)   $10,540,625
                               ===========    ============    ===========

MASTER REALTY PROPERTIES, INC.
<<CASH FLOW STATEMENT>>
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                               Six months ended
                                                    June 30
                                        ---------------------------------
                                             1997               1996
                                        ------------         ------------
Cash flows from operating activities
 Net income (loss)                      $  (399,065)         $ 1,259,260
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities
   Minority Interest                         (3,439)              (1,926)
   Decrease (increase in operating
    assets
      Restricted Cash                         -                   (4,462)
      Interest receivable                     5,425             (160,000)
      Investment in subsidiaries                                  43,768
      Accounts receivable                (1,034,733)            (119,684)
      Prepaid expenses                       (3,002)             (47,500)
      All other, net                        960,640              (75,332)
   Increase (decrease) in operating
    liabilities
      Due to advisory company and
       affiliate                             38,942               17,925
      Accounts payable & accrued
       liabilities
      Other liabilities                     (27,217)            (150,618)
      Prepetition liabilities                                      1,564
      Interest payable                      (49,196)              30,602
                                        -----------          -----------
      Net cash provided by (used in)
       operating activities                (511,645)             793,597
                                        -----------          -----------

Cash flows from investing activities
   Increase mortgage notes receivable        73,345              (39,515)
   Increase in real estate partnerships    (440,538)            (110,658)
   Decrease in allowance for losses                           (1,477,963)
   Increase in fixed assets                (103,031)            (428,519)
   Decrease in goodwill                                           21,250
   All other
                                        -----------          -----------
   Net cash provided by (used in)
    investing activities                   (470,224)          (2,035,405)
                                        -----------          -----------
Cash flows from financing activities
   Decrease in notes payable               (345,212)             893,535
                                        -----------          -----------
   Net cash provided by (used in)
    financing activities                   (345,212)             893,535
                                        -----------          -----------
      Net increase (decrease) in cash   $(1,327,081)         $  (348,273)
      Cash beginning of period          $ 3,855,754          $   687,234
      Cash, end of period               $ 2,528,673          $   338,961
MASTER REALTY PROPERTIES, INC.
<<NOTES TO UNAUDITED FINANCIAL STATEMENTS>>
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

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

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly and accurately the financial position as of June 30, 1997 and 1996, and the results of operations and cash flows for the six months then ended.

Certain amounts as of June 30, 1996 have been reclassified to conform with the June 30, 1997 presentation.

2.  Mortgage notes receivable
    -------------------------

                                        June 30, 1997     December 31, 1996
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

                                   June 30,          December 31,
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
                                   ==========           ==========

4.  Investment in real estate partnerships
    --------------------------------------

          Investment in real estate partnerships consists of the following:

                                   Ownership     Ownership %    Ownership %
     Partnership Name               Interest     at 6/30/97     at 12/31/96
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

In February, 1997, the Company acquired the remaining 10.88% interest in River Market Venture I, L.P. for a price of $250,000.

5.  Property and equipment
    ----------------------

                                       June 30, 1997     December 31, 1996
Cost
Land and land improvements              $ 5,742,797          $ 5,330,877
Building and building improvements       24,583,486           25,485,511
Furniture                                 2,012,100            2,066,513
                                        -----------          -----------
     Total Cost                         $32,294,662          $32,882,901
Accumulated depreciation                 (2,313,963)          (1,890,429)
                                        -----------          -----------
     Net property, plant
     and equipment                      $30,024,420          $30,992,472
                                        ===========          ===========

     The aggregate depreciation charged to operations for June 30, 1997 and the year ended December 31, 1996, was $423,534 and $703,638, respectively.

6.  Notes Payable
    -------------

                                                  June 30,    December 31,
                                                    1997           1996
                                                ------------   ------------
Mortgage note payable (Hotel Note) of
December 11, 1996 with interest payable
monthly based upon the one-month London
Interbank Offered Rate (LIBOR) plus 3.75%.
The rate at December 31, 1996 was 9.35% with
the initial payment due February 5, 1997.
Payments are contingent on the availability
of net operating income (NOI) generated by
the collateral less priority funding of
certain reserves.  The outstanding principal
and interest is due at maturity, December 5,
1998.  The nonrecourse Hotel Note is
collateralized by various property and
equipment and the related restricted cash and
reserve accounts.                               $12,996,537    $12,996,537

Mortgage note payable of December 11, 1996
with interest payable monthly based upon the
one-month London Interbank Offered Rate
(LIBOR) plus 3.75%.  The rate at December 31,
1996 was 9.35% with the initial payment due
February 5, 1997.  Payments are contingent on
the availability of net operating income
generated by the collateral less priority
funding of certain reserves.  Also, any
remaining net operating income from the Hotel
Note collateral after payment of its debt
service is available to fund these payments.
The outstanding principal and interest is due
at maturity, December 5, 1998.  The
nonrecourse note is collateralized by
commercial properties in Kansas City, MO and
the related restricted cash and reserve
accounts, a full payment guaranty by the
Company and a pledge of the Company's general
partner interest in the partnership owning a
hotel in Kansas City, MO.                       $ 6,203,463    $ 6,203,463

In the Company's reorganization plan, certain
individuals elected an Alternative Treatment
Plan, whereby holders of certain debentures
elected the option to receive a direct loan
participation interest in a collateral pool
loan involving the Ramada Inn in Phoenix,
AZ.  After December 31, 1994, the electing
Alternative Treatment Plan participants
agreed to expand the collateral pool to
include additional future investments of the
Company.  On the closing date of the
Alternative Treatment Plan of August 31,
1996, the participants elected to substitute
the held debentures totaling $3,062,162 for
the collateral pool loan and to continue the
ratable collateral assignment of the
Company's general partner revenues from a
limited partnership owning commercial
property in Kansas City, MO.  During 1996,
certain participants elected to receive
specific Kansas City, MO industrial revenue
bonds owned by the Company totaling
$2,345,000 which reduced their Alternative
Treatment at the closing date.  Certain
participants elected to convert $675,626 of
their Alternative Treatment debt into
the Company's Debentures which were
simultaneously converted into the Company's
common stock as of June 30, 1997.  In
addition, the Company paid $299,276 of
principal reduction of this debt on May 1,
1997.  The Alternative Treatment is
to be repaid in quarterly installments
including interest at 9% based upon a 20 year
amortization with unpaid principal and
interest due at maturity in December, 2003.     $ 1,160,469    $ 2,119,507

Convertible Subordinated Debentures were
issued January, 1994.  The securities were
issued in the initial aggregate principal
amount of $9,127,752, and bear interest at
the rate of 6% per annum.  Interest accrues
semiannually on January 1 and July 1 of each
year.  The securities mature December, 2003.
At any time prior to maturity, the securities
are convertible into shares of common stock
of the Company, unless the securities are
called for redemption.  The number of shares
issuable upon conversion is based on the
Company's book value of $.224/share as of the
December 31, 1993 financial statements.
During 1996, Debentures totaling $3,310,517
were converted into 13,424,933 shares of
common stock.  During the six months ended
June 30, 1997 Debentures totaling $425,520
were converted into 2,169,464 shares of
common stock.  Related accrued interest expense
is not subject to conversion to common stock and
the liability is eliminated upon conversion
of the debenture principal.  Accrued interest
of $439,486 and $81,171 eliminated in
conversion was recorded as income in the year
ended December 31, 1996, and the period
ending June 30, 1997 respectively.  At
August 31, 1996, $2,676,213 of principal and
$385,949 of interest on the Debentures were
converted to the Alternative Treatment.  The
securities are subordinate and junior in
right of payment to all senior indebtedness
of the Company (which includes all
collateralized debt of the Company).  Senior
Indebtedness is to be paid in full before
holders of the Subordinated Debentures are to
be paid any principal or interest.              $ 2,765,336    $ 3,227,043

Unsecured non-interest bearing note payable -
BRT due September, 2000, payable in an
installment of $75,000 on January 31, 1996
and 60 monthly payments of $7,333 with the
remaining unpaid principal due at maturity.
Interest has been imputed at the rate of 9%.    $   204,975    $   235,763

The following notes payable consist of
agreements with the taxing authorities for delinquent real estate taxes:

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$3,220 until maturity on August 15, 2002.       $   130,199    $   144,870

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$826 until maturity on August 15, 2002.         $    33,386    $    37,148
                                                -----------    -----------

          Total notes payable                   $23,494,365    $24,964,331
                                                ===========    ===========

Contractually scheduled principal payments during each of the next five years are:

                     Year
                     ----

                     1997                       $   140,377
                     1998                        18,892,263
                     1999                           166,782
                     2000                           112,174
                     2001                            93,379
                     Thereafter                   4,089,390
                                                -----------

           Total long-term obligations          $23,494,365
                                                ===========

7.  Other liabilities
    -----------------

          Other liabilities consisted of the following:

                                       June 30, 1997     December 31, 1996
                                       --------------     -----------------

     Accounts payable                    $  175,817           $  325,547
     Accrued, current and
      delinquent real estate taxes           93,414              595,172
     Other accrued expenses               1,424,067            1,540,110
     Other liabilities                      101,302              103,258
                                         ----------           ----------
     TOTAL                               $1,794,600           $2,564,087
                                         ==========           ==========

     During 1996, the Company executed notes with taxing authorities for two of the properties related to real estate taxes assessed in previous years. As a result of these notes, penalties and interest totaling $409,204 were settled and written off during 1996. Additional delinquent taxes of $440,814 were paid during December 1996. Delinquent real estate taxes at December 31, 1996 totaling $591,270 relate to a commercial property that was sold in January, 1997. The purchaser assumed all delinquent real estate taxes related to this property.

8.  Pension Plan
    ------------

     During 1994, the Company established a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the June 30, 1997 and year ended December 31, 1996 was $20,790 and $43,180.

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

     The real estate economy, both nationally and the markets served by the Company, improved during 1994, 1995, 1996 and the first six months of 1997. Residential vacancies decreased and an improvement in office market leasing in the latter part of 1994 and all of 1995 and 1996 has been reported. The hotel industry nationally had profitable years in 1994, 1995 and 1996. In general, these factors have had a positive impact on the Company's financial results.

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

     During 1996 and the first six months of 1997, the Company began to stabilize its monthly cash flow. This stabilization was enhanced by a substantial ($19,200,000) refinancing of certain of the Company's real estate assets in December, 1996.

     The Company is working diligently to complete the full implementation of the second phase of the Strategic Redirection Plan (SRP) in order to stabilize the Company's monthly cash flow. The Company's management and Board of Trustees believe substantial progress in this stabilization process was achieved in 1996 and the first six months of 1997.

     The Company's management believes the Company has recovered from its short-term cash flow problems due to the SRP implementation.

The SRP comprise these phases as follows:

PHASE 1
-------

ASSET PRESERVATION - The Company is taking steps to protect its interest in its assets. The Company has undertaken foreclosures, workouts and litigation as its primary tools in accomplishing this first phase of the SRP. The Company is in the process of negotiating final workouts related to both of its remaining assets which are under Phase I of the SRP.

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

                                       June 30, 1997     December 31, 1996
                                       --------------     -----------------
Net Income (Loss)                        $(399,065)           $1,550,216
Less minority interest                      (3,439)              (34,073)
                                         ---------            ----------
Income (Loss) before minority interest    (402,504)            1,516,143
Add depreciation and amortization          666,618               780,474
Less gain on sale of assets                (61,613)               - 0 -
Less abatement of real estate taxes         - 0 -               (409,204)
Less accrued interest expense written
 off on converted debentures               (81,571)             (447,139)
                                         ---------            ----------
Funds from operations                    $ 120,930            $1,440,274
                                         =========            ==========

Results of Operations
---------------------

     The Company's total assets, before giving effect to the allowance for losses, was $41,855,124 and $43,947,027 at June 30, 1997 and December 31,
1996 respectively. Included in total assets at June 30, 1997 were mortgage loans totaling $5,546,155. The allowance for possible losses related to the mortgage notes of the Company was $4,974,901 at June 30, 1997 and December 31, 1996. The allowance for possible losses continues to be a direct result of the under-performance of real estate assets with respect to certain of the Company's borrowers. The Company's management, in determining the reserve for possible loan losses, takes into consideration a number of factors including property appraisals, the net operating cash flow of the property, the cost of money expected, capitalization, and national and local economic and real estate conditions in arriving at its loan loss evaluation.

     The Company had a net loss for the six months ended June 30, 1997 of $(399,065) or $.0173 per share non-diluted as compared to a profit for the period ended June 30, 1996 of $1,328,543 or $.22 per share profit non-diluted. The primary difference between the six months ended June 30, 1996 to 1997 was an approximate $1,629,087 decline in recoveries for loan losses and investments.

     Interest and fee revenue on mortgage loans for June 30, 1997 was $40,201 compared to $150,905 for June 30, 1996. This decline is a direct result of the non-earning loans and the increase in real estate owned by the Company.

     Revenues from rental real estate increased in the period ending June 30, 1997 from June 30, 1996 by $262,019. This increase was a result of the Company increased ownership in the River Market project in Kansas City, Missouri and the continued increases in revenue of the Company's rental properties.

     In June 1994, the Company became owner of a hotel in Phoenix, Arizona. This hotel was operated under a receivership lease agreement with Embassy Properties, Inc. (EPI) in 1994. No lease revenue was received from the hotel in 1994. Beginning January 1, 1995, this hotel was leased to Embassy Hotel Management Co., Inc. (EHM) under a lease agreement which provides for the Company to receive a base rent, plus a percentage of gross revenues over various gross income levels. The Company recognized $445,177 and $240,000 of lease revenue for the six months ended June 30, 1997 and June 30, 1996 respectively from this hotel.

     In September, 1996 the Company acquired an 89.6% general partner interest in a partnership which owned a hotel in Kansas City, Missouri.
The partnership leased this hotel to EHM. The lease agreement provides for a base rent plus a percentage of gross revenues over various gross income levels. The Company recognized $416,041 of lease revenue for the six months ended June 30, 1997 from this hotel.

     The Company recognized revenues of $865,268 June 30, 1996 from a hotel in which the Company was a seventy-five percent (75%) partner. The Company acquired its partners interest on December 31, 1996. The Company has leased this hotel to EHM. This lease provides for a base rent and a percentage of gross revenue over various gross income levels. The Company recognized $280,200 of hotel lease rental revenue for June 30, 1997.

     The Company recorded a $324,253 recovery on its previous reserves for loan and investment losses at June 30, 1997.

     Interest expense increased from $796,621 for June 30, 1996 to $1,191,983 for June 30, 1997. This increase was due to a restructuring of the Company's outstanding debt which included additional debt associated with the acquisition and expanded ownership in certain real estate assets.

     The Company's general and administrative expenses increased by $300,453 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase is primarily due to the accrual of the bonus pool earned for the six months ended June 30, 1997.

     The Company's servicing fees declined in the period ending in June 30, 1997 from $27,705 at June 30, 1996 to $17,993. This decline was a result of lower loan servicing fees related to the decline in mortgage notes. Payroll costs for June 30, 1997 were $246,798 as compared to $225,270 at June 30, 1996.

     The Company recognized rental real estate operating expenses of $654,906 and $668,781 for the period June 30, 1997 and 1996 respectively. The increase in expenses was related to the Company increased ownership in the River Market Project in Kansas City and the acquisition and expanded ownership in certain real estate assets.

     The Company recognized hotel expenses of $706,058 for the period of June 30, 1996, from a hotel in which the Company was a seventy-five percent (75%) partner. The Company acquired the remaining twenty-five percent partners share in this partnership on December 31, 1996 and leased the hotel to EHM effective January 1, 1997.

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

Dated:  August 14, 1997

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