Form 10-Q
period 1997-09-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1997-11-14
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  SEPTEMBER 30, 1997

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _____________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No __________

     As of September 30, 1997, the Registrant had 2,491,622 shares of preferred stock and 21,828,169 shares of common stock outstanding.

MASTER REALTY PROPERTIES, INC. (f/k/a MASTER MORTGAGE INVESTMENT
FUND, INC.)
<<INDEX>>



Part I.  Financial Statements

     Item 1:     Financial Statements*

A.  Balance Sheets as of September 30,
    1997 and December 31, 1996.

B.  Statements of Income for the three
    months ended September 30, 1997 and 1996.

C.  Statements of Income for the nine
    months ended September 30, 1997 and 1996.

D.  Statements of Changes in Shareholders'
    Equity for the nine months ended
    September 30, 1997 and 1996.

E.  Statements of Cash Flows for the
    nine months ended September 30, 1997
    and 1996.

Notes to Unaudited Financial Statements

Item 2:  Management's Discussion and
Analysis of Condition and Results of
Operations

Part II.  Other Information

* All financial statements, except the
balance sheet as of December 31,
are unaudited.

MASTER REALTY PROPERTIES, INC.
<<BALANCE SHEETS>>
September 30, 1997 and December 31, 1996
                                       Sept. 30, 1997    December 31, 1996
                                       --------------    -----------------
                                        (Unaudited)           (Audited)
ASSETS
Mortgage Notes Receivable               $  5,507,181         $ 5,519,500
Foreclosed Property Held for Investment    1,000,000           1,000,000
   Total Mortgage Notes Receivable       ------------        ------------
    and Foreclosed Property held for
    Investment                             6,507,181           6,519,500
Allowance for Losses                      (4,974,901)         (4,974,901)
                                        ------------         ------------
  Net Mortgage Notes Receivable and
   Foreclosed Property held for
   Investment                              1,532,280           1,544,599
Investment in Real Estate Partnerships       836,964             181,795
Interest Receivable                            5,189               5,425
Cash                                       1,198,203           2,773,183
Restricted Cash                            1,026,048           1,082,571
Accounts Receivable                        1,923,850             612,539
Industrial Revenue Bonds                     310,000             310,000
Property and Equipment, at cost
 less accumulated depreciation            30,117,376          30,992,472
Goodwill                                       -                 274,908
Other Assets                                 477,317           1,194,634
                                        ------------        ------------
TOTAL ASSETS                              37,427,227          38,972,126
                                        ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes Payable                             23,161,830          24,964,331
Notes Payable, Related Party                   -                   -
Interest Payable                              24,273              86,734
Other Liabilities                          1,960,545           2,564,087
Due to Advisory Company and Affiliate        385,766             386,853
Liabilities Subject to Settlement
 under Reorganization Proceedings             68,659              71,728
                                        ------------        ------------
TOTAL LIABILITIES                         25,601,072          28,073,733
                                        ------------        ------------
Minority Interest in Subsidiary              367,245           1,083,457
                                        ------------        ------------
Shareholders' Equity
 Convertible preferred stock, $.01 par,
  liquidation preference up to 5% of
  the Fund's net assets; authorized
  2,500,000 shares; issued 2,491,622
  shares                                      24,916              24,916
Common Stock, $.01 par, authorized
 45,000,000 shares; issued
 21,828,169 shares                           218,281             155,546
Capital in excess of par                  39,929,653          38,587,104
Retained (Deficit) Earnings              (28,698,604)        (28,937,294)
Treasury Stock                               (15,336)            (15,336)
                                        ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                11,458,910           9,814,936
TOTAL LIABILITIES &                     ------------        ------------
SHAREHOLDERS' EQUITY                    $ 37,427,227         $38,972,126


MASTER REALTY PROPERTIES, INC.
<<INCOME STATEMENT>>
STATEMENT OF INCOME
Three Months Ended
September 30, 1997 and 1996

                                               Three months ended
                                                    September 30
                                        ---------------------------------
                                             1997              1996
                                        ------------        ------------
REVENUES:

Rental Income                           $    739,206         $   654,031
Hotel Income                                 556,071             638,013
Interest and fees on mortgage loans           33,077             298,944
Other income (loss)                            9,182             102,776
                                        ------------        ------------
TOTAL REVENUES                             1,337,536           1,693,764
                                        ------------        ------------
EXPENSES:

Loan Servicing fees                            8,714              13,641
Rental operating expenses                    365,687             328,656
Hotel operating expenses                           0             396,474
Provision for loan losses (recoveries)      (736,131)           (989,699)
General and administrative                   108,033             543,554
Legal and accounting                          32,510              14,162
Payroll and employee benefits                118,783             115,416
Interest expense                             496,265             357,146
Depreciation and amortization                303,247             205,050
                                        ------------        ------------
TOTAL EXPENSES                               697,108             984,400
                                        ------------        ------------
MINORITY INTEREST IN SUBS INCOME               2,673             (78,290)

NET INCOME (LOSS)                       $    637,755        $    787,654
                                        ============        ============
Earnings (loss) per common and
 common equivalent share (non-diluted)  $     0.0262        $     0.1287
                                        ============        ============

MASTER REALTY PROPERTIES, INC.
<<INCOME STATEMENT>>
STATEMENT OF INCOME
Nine Months Ended
September 30, 1997 and 1996

                                               Nine months ended
                                                  September 30
                                        --------------------------------
                                             1997               1996
                                        ------------         ------------
REVENUES:

Rental Income                           $  2,092,086         $ 1,744,892
Hotel Income                               1,697,489           1,743,281
Interest and fees on mortgage loans           73,278             449,849
Other income (loss)                           54,314              70,592
                                        ------------        ------------
TOTAL REVENUES                             3,917,167           4,008,614
                                        ------------        ------------
EXPENSES:

Loan Servicing fees                           26,707              41,346
Rental operating expenses                  1,020,593             997,437
Hotel operating expenses                           0           1,102,532
Provision for loan losses (recoveries)    (1,060,384)         (2,943,039)
General and administrative                   475,852             610,920
Legal and accounting                         185,903             126,852
Payroll and employee benefits                365,581             340,686
Interest expense                           1,688,248           1,223,050
Depreciation and amortization                969,865             538,280
                                        ------------        ------------
TOTAL EXPENSES                             3,672,365           2,038,064
                                        ------------        ------------
MINORITY INTEREST IN SUBS INCOME               6,112              (1,151)

NET INCOME (LOSS)                       $    238,690         $ 1,971,701
                                        ============        ============
Earnings (loss) per common and
 common equivalent share (non-diluted)  $     0.0098)        $    0.3221
                                        ============        ============

MASTER REALTY PROPERTIES, INC.
<<SHAREHOLDERS' EQUITY>>
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED IN SEPTEMBER 30, 1997 AND 1996

                                    Preferred Stock       Common Stock
                                   Shares     Amount    Shares   Amount
                                   ------     ------    ------   ------

Balance, December 31, 1995       2,491,622   $24,916   1,308,669 $ 13,086
Net income for the period
Debenture to Stock Conversion                         10,938,300  109,383
Quads Distribution
                                 ---------   -------  ---------- --------
Balances, September 30, 1996     2,491,622   $24,916  12,246,969 $122,469
                                 =========   =======  ========== ========

Balances, Dec. 31, 1996          2,491,622   $24,916  15,554,669 $155,546
Debenture Conversion to Stock                          6,273,500   62,735
Net income for the period
Treasury Stock
                                 ---------   -------  ---------- --------
Balances, September 30, 1997     2,491,622   $24,916  21,828,169 $218,281
                                 =========   =======  ========== ========


                                Capital in   Undistributed      Total
                                excess of      earnings     shareholders'
                                par value      (deficit)        equity
                                ----------   -------------- -------------

Balance, December 31, 1995     $35,667,043    $(30,487,510)  $ 5,217,535
Net income for the period                        1,971,701     1,971,701
Debenture to Stock Conversion    2,430,208                     2,539,591
Quads Distribution                                  (6,616)       (6,616)
                               -----------    ------------   -----------
Balances, September 30, 1996   $38,097,251    $(28,522,425)  $ 9,722,211
                               ===========    ============   ===========

Balances, Dec. 31, 1996        $38,587,104    $(28,937,294)  $ 9,830,272
Debenture Conversion to Stock    1,342,549                     1,405,284
Net income for the period                          238,690       238,690
Treasury Stock                     (15,336)                      (15,336)
                               -----------    ------------   -----------
Balances, September 30, 1997   $39,914,317    $(28,698,604)  $11,458,910
                               ===========    ============   ===========

MASTER REALTY PROPERTIES, INC.
<<CASH FLOW STATEMENT>>
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                         Nine Months Ended September 30
                                        ---------------------------------
                                            1997                 1996
                                        ------------         ------------
Cash flows from operating activities
 Net income (loss)                      $   238,690          $ 2,471,954
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities
   Minority Interest                         (6,112)              1,151
   Decrease (increase) in operating
    assets
      Restricted Cash                         -                (362,017)
      Interest receivable                     5,425             173,416
      Investment in subsidiaries                                 19,000
      Accounts receivable                (1,316,500)           (121,750)
      Prepaid expenses                       (3,002)            (29,173)
      All other, net                      1,398,144            (130,438)
   Increase (decrease) in operating
    liabilities
      Due to advisory company and
       affiliate                             (1,087)            (54,719)
      Accounts payable & accrued
       liabilities
      Other liabilities                     (12,274)           (701,748)
      Prepetition liabilities                (3,069)            (47,081)
      Interest payable                      (62,461)             59,552
                                        -----------         -----------
      Net cash provided by (used in)
       operating activities                 237,754           1,278,147
                                        -----------         -----------

Cash flows from investing activities
   Increase mortgage notes receivable       112,319           8,726,215
   Decrease in foreclosed
    investment property
   Decrease in real estate partnerships  (1,090,360)         (2,164,459)
   Decrease in allowance for losses                          (5,288,125)
   Increase in fixed assets                (493,999)           (336,111)
   Decrease in goodwill                                          31,875
   All other
                                        -----------         -----------
   Net cash provided by (used in)
    investing activities                 (1,472,040)            969,395
                                        -----------         -----------
Cash flows from financing activities
   Increase (Decrease) in notes
     payable - related                                                0
   Increase in notes payable               (397,217)         (2,651,752)
                                        -----------         -----------
   Net cash provided by (used in)
    financing activities                   (397,217)         (2,651,752)
                                        -----------         -----------
      Net increase (decrease) in cash   $(1,631,503)         $ (404,210)
      Cash beginning of period          $ 3,855,754          $  687,234
      Cash, end of period               $ 2,224,251          $  283,024
MASTER REALTY PROPERTIES, INC.
<<NOTES TO UNAUDITED FINANCIAL STATEMENTS>>
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

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

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly and accurately the financial position as of September 30, 1997 and 1996, and the results of operations and cash flows for the nine months then ended.

Certain amounts as of September 30, 1996 have been reclassified to conform with the September 30, 1997 presentation.

2.  Mortgage notes receivable
    -------------------------
                                        Sept. 30, 1997     December 31, 1996
                                        --------------     -----------------
MORTGAGE NOTES RECEIVABLE
    Earning                               $    -             $   -
    Partially-earning                     $5,507,181         $5,519,500
    Non-earning                           $    -             $   -
                                          ----------         ----------
TOTAL MORTGAGE NOTES RECEIVABLE           $5,507,181         $5,519,500
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

                                    Sept. 30,           December 31,
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
                                   ==========           ==========

4.  Investment in real estate partnerships
    --------------------------------------

          Investment in real estate partnerships consists of the following:

                                   Ownership     Ownership %   Ownership %
     Partnership Name               Interest     at 9/30/97     at 12/31/96
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

In February, 1997, the Company acquired the remaining 10.88% interest in River Market Venture I, L.P. for a price of $250,000.

On October 1, 1997 the Company became the eight percent (80%) managing member of Hospitality Wichita, L.C. (Hospitality), a Kansas limited liability company, through a $470,000 contribution to the capital of Hospitality. Hospitality owns a 192 room hotel in Wichita, Kansas.

5.  Property and equipment
    ----------------------
                                       Sept. 30, 1997     December 31, 1996
                                       --------------     -----------------
Cost
Land and land improvements              $ 6,750,662         $ 5,330,877
Building and building improvements       24,305,140          25,485,511
Furniture                                 1,526,870           2,066,513
                                        -----------         -----------
     Total Cost                         $32,582,672         $32,882,901
Accumulated depreciation                 (2,465,296)         (1,890,429)
                                        -----------         -----------
     Net property, plant
     and equipment                      $30,117,376         $30,992,472
                                        ===========         ===========

     The aggregate depreciation charged to operations for September 30, 1997 and the year ended December 31, 1996, was $353,775 and $703,638, respectively.

6.  Notes Payable
    -------------
                                                  Sept.30,    December 31,
                                                    1997          1996
                                                ------------  ------------
Mortgage note payable (Hotel Note) of
December 11, 1996 with interest payable
monthly based upon the one-month London
Interbank Offered Rate (LIBOR) plus 3.75%.
The rate at December 31, 1996 was 9.35% with
the initial payment due February 5, 1997.
Payments are contingent on the availability
of net operating income (NOI) generated by
the collateral less priority funding of
certain reserves.  The outstanding principal
and interest is due at maturity, December 5,
1998.  The nonrecourse Hotel Note is
collateralized by various property and
equipment and the related restricted cash and
reserve accounts.                               $12,996,537   $12,996,537

Mortgage note payable of December 11, 1996
with interest payable monthly based upon the
one-month London Interbank Offered Rate
(LIBOR) plus 3.75%.  The rate at December 31,
1996 was 9.35% with the initial payment due
February 5, 1997.  Payments are contingent on
the availability of net operating income
generated by the collateral less priority
funding of certain reserves.  Also, any
remaining net operating income from the Hotel
Note collateral after payment of its debt
service is available to fund these payments.
The outstanding principal and interest is due
at maturity, December 5, 1998.  The
nonrecourse note is collateralized by
commercial properties in Kansas City, MO and
the related restricted cash and reserve
accounts, a full payment guaranty by the
Company and a pledge of the Company's general
partner interest in the partnership owning a
hotel in Kansas City, MO.                       $ 6,203,463    $6,203,463

In the Company's reorganization plan, certain
individuals elected an Alternative Treatment
Plan, whereby holders of certain debentures
elected the option to receive a direct loan
participation interest in a collateral pool
loan involving the Ramada Inn in Phoenix,
AZ.  After December 31, 1994, the electing
Alternative Treatment Plan participants
agreed to expand the collateral pool to
include additional future investments of the
Company.  On the closing date of the
Alternative Treatment Plan of August 31,
1996, the participants elected to substitute
the held debentures totaling $3,062,162 for
the collateral pool loan and to continue the
ratable collateral assignment of the
Company's general partner revenues from a
limited partnership owning commercial
property in Kansas City, MO.  During 1996,
certain participants elected to receive
specific Kansas City, MO industrial revenue
bonds owned by the Company totaling
$2,345,000 which reduced their Alternative
Treatment at the closing date.  Certain
participants elected to convert all of
their Alternative Treatment debt into
the Company's Debentures which were
simultaneously converted into the Company's
common stock as of June 30, 1997.  In
addition, the Company paid $299,276 of
principal reduction of this debt on May 1,
1997.  On September 1, 1997 the remaining
participants in the Alternative Treatment
Plan agreed to release their Alternative
Treatment claim for an interest in an
unsecured loan from the Company which
will pay interest only at 9% quarterly
beginning December 1, 1993.  This note
will mature on August 31, 2000.              $   986,886       $2,119,507

Convertible Subordinated Debentures were
issued January, 1994.  The securities were
issued in the initial aggregate principal
amount of $9,127,752, and bear interest at
the rate of 6% per annum.  Interest accrues
semiannually on January 1 and July 1 of each
year.  The securities mature December, 2003.
At any time prior to maturity, the securities
are convertible into shares of common stock
of the Company, unless the securities are
called for redemption.  The number of shares
issuable upon conversion is based on the
Company's book value of $.224/share as of the
December 31, 1993 financial statements.
During 1996, Debentures totaling $3,310,517
were converted into 13,424,933 shares of
common stock.  During the nine months ended
September 30, 1997 Debentures totaling $572,395
were converted into 2,555,335 shares of
common stock.  Related accrued interest expense
is not subject to conversion to common stock and
the liability is eliminated upon conversion
of the debenture principal.  Accrued interest
of $439,486 and $109,547 eliminated in
conversion was recorded as income in the year
ended December 31, 1996, and the period
ending September 30, 1997 respectively.  At
August 31, 1996, $2,676,213 of principal and
$385,949 of interest on the Debentures were
converted to the Alternative Treatment.  The
securities are subordinate and junior in
right of payment to all senior indebtedness
of the Company (which includes all
collateralized debt of the Company).  Senior
Indebtedness is to be paid in full before
holders of the Subordinated Debentures are to
be paid any principal or interest.              $ 2,622,495    $3,227,043

Unsecured non-interest bearing note payable -
BRT due September, 2000, payable in an
installment of $75,000 on January 31, 1996
and 60 monthly payments of $7,333 with the
remaining unpaid principal due at maturity.
Interest has been imputed at the rate of 9%.    $   189,690    $  235,763

The following notes payable consist of
agreements with the taxing authorities for delinquent real estate taxes:

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$3,220 until maturity on August 15, 2002.       $   123,953    $  144,870

Unsecured note payable bearing interest at 9%
with monthly payments, including interest, of
$826 until maturity on August 15, 2002.         $    31,785    $   37,148

Capital lease payable over thirty-six
(36) months with a monthly payment
of $224.05 related to telephone
system purchases.                               $     7,021   $
                                                -----------   -----------

          Total notes payable                   $23,161,830   $24,964,331
                                                ===========   ===========


7.  Other liabilities
    -----------------

          Other liabilities consisted of the following:

                                       Sept. 30, 1997     December 31, 1996
                                       --------------     -----------------

     Accounts payable                    $  143,295           $  325,547
     Accrued, current and
      delinquent real estate taxes          124,389              595,172
     Other accrued expenses               1,647,773            1,540,110
     Other liabilities                       45,088              103,258
                                         ----------           ----------
     TOTAL                               $1,960,545           $2,564,087
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

8.  Pension Plan
    ------------

     During 1994, the Company established a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the September 30, 1997 and year ended December 31, 1996 was $31,185 and $43,180.

MASTER REALTY PROPERTIES, INC.
<<MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS>>

Business Environment
--------------------

     During 1990 through most of 1993, the United States economy suffered through a recessionary cycle. Certain parts of the country were more greatly impacted by the recession than others. In particular, the east and west coasts of the United States were significantly affected. The markets served by the Company were all affected to varying degrees. The national economic environment affected the Company's activities through a reduction in demand for rental space and a lack of activity in the real estate market. In particular, commercial, retail and development activities were negatively impacted. The Company's lenders were adversely effected by this decline which dramatically effected the Company's operations after the government takeover of the Company's primary lenders.

     The real estate economy, both nationally and the markets served by the Company, improved during 1994, 1995, 1996 and the first nine months of 1997. Residential vacancies decreased and an improvement in office market leasing in the latter part of 1994 and all of 1995 and 1996 has been reported. The hotel industry nationally had profitable years in 1994, 1995 and 1996. In general, these factors have had a positive impact on the Company's financial results.

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

     During 1996 and the first nine months of 1997, the Company began to stabilize its monthly cash flow. This stabilization was enhanced by a substantial ($19,200,000) refinancing of certain of the Company's real estate assets in December, 1996.

     The Company is working diligently to complete the full implementation of the second phase of the Strategic Redirection Plan
(SRP) in order to stabilize the Company's monthly cash flow. The Company's management and Board of Trustees believe substantial progress in this stabilization process was achieved in 1996 and the first nine months of 1997.

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

PHASE 2
-------

CASH FLOW ENHANCEMENT - The Company is focusing its energies on the re- establishing of cash flow. This phase encompasses asset monitoring, collection efforts and control procedures over Phase 1 workout programs. The ultimate success of this phase will be dependent on the continued turn around of the general real estate economy.

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

Funds from Operations
---------------------

     The National Association of Real Estate Investment Trusts has adopted a new definition of funds from operations ("FFO"). Under the definition, FFO represents net income excluding gains (or losses) from debt restructuring or sales of properties, plus depreciation of real property and after adjustments for unconsolidated partnerships and joint ventures. Under this definition, the Company's FFO is computed as follows:

                                       Sept. 30, 1997     December 31, 1996
                                       --------------    -----------------
Net Income (Loss)                        $ 244,802           $1,550,216
Less minority interest                      (6,112)             (34,073)
                                         ---------           ----------
Income (Loss) before minority interest     238,690            1,516,143
Add depreciation and amortization          678,253              780,474
Less gain on sale of assets                (61,613)              - 0 -
Less abatement of real estate taxes         - 0 -              (409,204)
Less accrued interest expense written
 off on converted debentures              (109,547)            (447,139)
                                         ---------           ----------
Funds from operations                    $ 745,783           $1,440,274
                                         =========           ==========

Results of Operations
---------------------

     The Company's total assets, before giving effect to the allowance for losses, was $42,402,128 and $43,947,027 at September 30, 1997
and December 31, 1996 respectively. Included in total assets at September 30, 1997 were mortgage loans totaling $5,507,181. The allowance for possible losses related to the mortgage notes of the Company was $4,974,901 at September 30, 1997 and December 31, 1996. The allowance for possible losses continues to be a direct result of the under-performance of real estate assets with respect to certain of the Company's borrowers. The Company's management, in determining the reserve for possible loan losses, takes into consideration a number of factors including property appraisals, the net operating cash flow of the property, the cost of money expected, capitalization, and national and local economic and real estate conditions in arriving at its loan loss evaluation.

     The Company had a net profit for the nine months ended September 30, 1997 of $238,690 or $.01 per share non-diluted as compared to a profit for the period ended September 30, 1996 of $1,971,701 or $.32 per share profit non-diluted. The primary difference between the nine months ended September 30, 1996 to 1997 was an approximate $1,882,655 decline in recoveries for loan losses and investments and a substantial increase in outstanding common stock.

     Interest and fee revenue on mortgage loans for September 30, 1997 was $73,278 compared to $449,849 for September 30, 1996. This decline is a direct result of the non-earning loans and the increase in real estate owned by the Company.

     Revenues from rental real estate increased in the period ending September 30, 1997 from September 30, 1996 by $347,194. This increase was a result of the Company increased ownership in the River Market project in Kansas City, Missouri and the continued increases in revenue of the Company's rental properties.

     In June 1994, the Company became owner of a hotel in Phoenix, Arizona. This hotel was operated under a receivership lease agreement with Embassy Properties, Inc. (EPI) in 1994. No lease revenue was received from the hotel in 1994. Beginning January 1, 1995, this hotel was leased to Embassy Hotel Management Co., Inc.
(EHM) under a lease agreement which provides for the Company to receive a base rent, plus a percentage of gross revenues over various gross income levels. The Company recognized $650,730 and $756,706 of lease revenue for the nine months ended September 30, 1997 and September 30, 1996 respectively from this hotel.

     In September, 1996 the Company acquired an 89.6% general partner interest in a partnership which owned a hotel in Kansas City, Missouri. The partnership leased this hotel to EHM. The lease agreement provides for a base rent plus a percentage of gross revenues over various gross income levels. The Company recognized $635,008 of lease revenue for the six months ended September 30, 1997 from this hotel.

     The Company recognized revenues of $865,268 June 30, 1996 from a hotel in which the Company was a seventy-five percent (75%) partner. The Company acquired its partners interest on December 31, 1996. The Company has leased this hotel to EHM. This lease provides for a base rent and a percentage of gross revenue over various gross income levels. The Company recognized $411,751 of hotel lease rental revenue for September 30, 1997.

     The Company recorded a $1,060,384 recovery on its previous reserves for loan and investment losses at September 30, 1997.

     Interest expense increased from $1,223,050 for September 30, 1996 to $1,688,248 for September 30, 1997. This increase was due to a restructuring of the Company's outstanding debt which included additional debt associated with the acquisition and expanded ownership in certain real estate assets.

     The Company's general and administrative expenses decreased by $135,068 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease is primarily due to the decrease in the accrual of the bonus pool earned for the nine months ended September 30, 1997.

     The Company's servicing fees declined in the period ending in September 30, 1997 from $41,346 at September 30, 1996 to $26,707.
This decline was a result of lower loan servicing fees related to the decline in mortgage notes. Payroll costs for September 30, 1997 were $365,581 as compared to $340,686 at September 30, 1996.

     The Company recognized rental real estate operating expenses of $1,066,655 and $997,437 for the period September 30, 1997 and 1996 respectively. The increase in expenses was related to the Company increased ownership in the River Market Project in Kansas City and the acquisition and expanded ownership in certain real estate assets.

     The Company recognized hotel expenses of $1,102,532 for the period of September 30, 1996, from a hotel in which the Company was a seventy-five percent (75%) partner. The Company acquired the remaining twenty-five percent partners share in this partnership on December 31, 1996 and leased the hotel to EHM effective January 1, 1997.

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

Dated:  November 14, 1997

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