Form 10-K
period 1997-12-31
MASTER MORTGAGE INVESTMENT FUND INC
filed 1998-04-16
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from ____________ to _____________

Commission File Number: 1934 Act File Number 33-22805
MASTER REALTY PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                            48-1056392
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

      712 Broadway, Suite 700
      Kansas City, Missouri                                 64105
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (816) 474-9333

Securities registered pursuant to Section 12(d) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class     Name of each exchange on which registered
    -------------------     -----------------------------------------
  Shares of Common Stock                        None
  Shares of Preferred Stock                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ___

     There is no quoted market value of the Shares of Common Stock held by non-affiliates of the Registrant. The book value non-diluted for such stock on December 31, 1997 was $13,797,456.

     As of December 31, 1997, there were 29,113,496 Shares of Common Stock and 2,491,147 Shares of Preferred Stock of the Registrant outstanding.

Documents Incorporated by Reference
-----------------------------------
     Portions of the proxy statement for the annual shareholders meeting to be held in 1998 are incorporated by reference into Part III.

PART I
------

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes," "anticipates", "expects" and words of similar import. Such forward-looking statements related to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Readers should specifically consider the various factors identified in this report which could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statement contained herein to reflect future events or developments.

ITEM 1. BUSINESS

(a)  General Development of Business

     Master Realty Properties, Inc. (the "Company") was incorporated in Delaware on May 12, 1988 and is a self-administered real estate investment trust ("REIT").

(b)  Financial Information About Industry Segment

     The Company is in the business of acquiring equity interests in hotel and mixed-use apartment/commercial properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Report on Form 10-K for certain financial information required in Item 1.

(c)  Narrative Description of Business

     At December 31, 1997, the Company owned either directly or indirectly through subsidiaries and Partnerships four hotels containing 598 rooms located in four states; (the "Hotels") three mixed-use apartment and commercial Properties containing 308 apartments and 121,663 square feet of commercial office space and a 173 car parking structure and other commercial properties containing 36,690 square feet of leasable space (collectively the "Properties"). In addition, the Company has a cash flow mortgage on a 62,436 square foot commercial office building.

     In order to qualify as a REIT neither the Company or any of its subsidiaries or related partnerships can operate the Hotels. As a result, all of the Hotels are leased to a third party lessee ("the Lessee").

     The Company's primary strategy for growth is to acquire, develop and own high quality hotel, apartment and apartment/commercial mixed-use properties.

     The Company filed for protection under Chapter 11 of the Federal Bankruptcy Laws on April 17, 1992. On April 11, 1994 the Company's Plan of Reorganization became effective and the Company commenced operations outside of its Chapter 11 proceeding.

Business Strategy
-----------------

     The Company seeks growth in funds from operations (a common measure of equity REIT performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property and distributions in excess of earnings allocated to minority interests, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties and Hotels by seeking to maintain high occupancy levels, obtain rent and rate increases, manage tenant turnover efficiently, make strategic capital investments, maximize percentage rent under the Hotel leases and control operating expenses; (ii) acquiring additional apartment/commercial and hotel properties for Common Stock Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new apartment/commercial properties.

Financing Strategy
------------------

     To the extent that the Company's Board of Trustees determines to seek additional capital for acquisitions or otherwise, the Company may raise such capital through additional equity offerings, debt financing or retention of cash flow or a combination of these methods. The Company has a large net operating loss for income tax purposes which will allow the Company to retain taxable income without exposure to loss of the Company's REIT status.

Equity
------

     During 1994, the Company issued Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible on the basis of 4.4643 shares of the Company's Common Stock for each $1.00 of Debenture converted. In 1996 and 1997, $3,310,517 and $ 3,052,412 respectively of Debentures have been converted into Common Stock.

     The Company's shareholders approved, at the 1997 Annual Meeting, a reverse stock split in the ratio of 2,500 shares to one share for both the Common Stock and Preferred Stock, with an elimination of all fractional interests. Each shareholder was provided the option of having their fractional interest purchased by the Company or acquiring additional shares to eliminate the fractional interest. The price approved for this purpose was $.31 per share. The reverse stock split will become effective April 30, 1998.

Property Management
-------------------

     The Lessee operates all four of the Hotels. The Lessee, through its parent management company, (the "Manager") is paid a management fee equal to 4% of gross revenue of the Hotels, plus reimbursement of out-of-pocket expenses. The Lessee is generally required to perform all operational and management functions necessary to operate the Hotels. Such functions include, but are not limited to, ordering supplies, advertising and marketing, maid service, laundry and maintenance.

     The Company has engaged the Manager to manage all of its non-hotel properties. The Manager is experienced in the management and leasing of apartment and commercial properties. The Manager generally performs all day to day activities including rent collection, tenant relations, leasing and payment of all operating expenses.

Competition
-----------

     All four of the Hotels are located in developed areas where other hotel properties exist. If and when additional hotel properties are developed in these areas, the Company's hotel operations could incur material and adverse impact. In addition, other hotels changes in rates could adversely impact the Hotels.

     The Company's Properties are primarily located in the downtown area of Kansas City, Missouri. A number of new apartment properties are either being developed or are in various stages of potential development in downtown Kansas City. The Company is involved in several of these potential developments. The Downtown Council of Kansas City has issued a housing study for downtown Kansas City which indicates a substantial need for additional housing in the downtown Kansas City area. The Company does not believe the new properties being developed will have any impact on the Properties.

Employees
---------

     The Company has five full-time employees.

Recent Development
------------------

     The Company acquired a 192 room hotel property in October, 1997 which has been leased to the Lessee.

     The Company acquired a mixed-use project containing 96 apartments and 23,137 square feet of commercial space in February, 1998.

Environmental Issues
--------------------

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property.
Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at the property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Thus, if such liability were to arise in connection with the ownership and operation of the Hotels or Properties, the Company, the Lessee or the Manager, as the case may be, may be potentially liable for such costs.

     Phase I Environmental Survey Assessments ("ESA's") have been obtained on all of the major Hotel and Properties of the Company from independent environmental engineering firms at the time of acquisition and or in connection with financing transactions. The Phase I ESA's were intended to identify potential sources of contamination for which the Hotels or Properties may be responsible and to assess the status of environmental regulatory compliance. No assurance can be given that the Phase I ESA's identified all significant environmental problems or that no additional environmental liabilities exist.

     The Phase I ESA reports have not revealed an environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability or compliance concerns. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or compliance concerns or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels and Properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

     The Company believes that the Hotels and Properties are in compliance, in all material respects, with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

Tax Status
----------

     The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 1988. The Company believes that it qualifies for taxation as a REIT, in which case the Company generally will not be subject to federal income tax on income that it distributes to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

Executive Officers of the Company
---------------------------------

     The following is a biographical summary of the experience of the executive officers of the Company.

John J. Bennett, 54
3850 W. 171st Street
Stilwell, KS  66085
President, Chairman of the Board of Master Realty Properties, Inc. since
1988.

     Mr. Bennett is the President of Master Realty Corp., Master Mortgage Realty II, Inc., Master Mortgage Realty III, Inc., and Master Mortgage Realty V, Inc., Mezzanine, Inc., and Soho III, Inc., and the Vice President of Master Mortgage Realty IV, Inc., River Market Venture, Inc., and Real Estate Equities, Inc., all of which are wholly owned subsidiaries of the Company. Mr. Bennett has also been a Director of First Trust of MidAmerica, a Missouri chartered banking institution since 1989.

Thomas H. Trabon, 48
3441 W 131st Street
Leawood, KS  66209
Executive Vice President since 1991.

     Mr. Trabon was a partner in Laventhol & Horwath, a National Certified Public Accounting firm from January 1, 1984 to November, 1990. Mr. Trabon is the President of River Market Venture, Inc., Master Mortgage Realty IV, Real Estate Equities, Inc., and Vice President of Master Realty Corp., Master Mortgage Realty II, Master Mortgage Realty III, Master Mortgage Realty V, Mezzanine Inc., Soho III, Inc.

Byron Constance, 71
3729 S. Union
Independence, MO  64055
Secretary of Master Realty Properties, Inc. since, January 26, 1991.

     Mr. Constance is the retired Senior Partner in Constance, Stewart & Cook, L.C. a law firm located in Independence, Missouri, and is presently counsel to the firm. He has practiced law since 1949, and serves on the Advisory Board of Directors of Hillcrest Bank, located in Kansas City, Missouri.

Robert K. Brown, 53
3200 South M-291 Highway
Independence, MO  64057
Treasurer since 1996.

     Mr. Brown has been a partner in Floyd R. Brown & Co., P.C., a certified public accounting firm in Independence, Missouri, since 1969.

ITEM 2.  REAL ESTATE PROPERTIES

     The following table sets forth certain proforma information for the year ended December 31, 1997 with respect to the Hotels. For Hotels acquired during 1997, this information includes the actual operating results subsequent to acquisition by the Company.

                         For the year ended December 31, 1997
              -------------------------------------------------------------
                       Number                          Average *Revenue Per
               Date      of       Room                  Daily   Available
              Opened    Rooms    Revenue    Occupancy    Rate      Room
              ------   -------  ----------  ---------  -------  -----------

Ramada Inn
  Phoenix, AZ  1955      162    $2,423,896    63.20%    $64.86    $48.88
  Euless, TX   1974      144    $1,908,097    80.38%    $44.30    $35.61
Holiday Inn
 **Wichita, KS 1959      192      $645,323    59.02%    $61.90    $41.40
Historic Suites
 of America    1989      100    $2,284,496    63.10%    $99.19    $63.68

* Revenue per available room calculation is using total revenue and not room revenue only.
** Holiday Inn - Wichita information is for 4th quarter, 1997 only.
As of April 1, 1998, the Holiday Inn - Wichita became a Ramada Inn Hotel.

     The following table sets forth certain information relating to the Properties as of December 31, 1997 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units)

   Residential Portfolio Statistics for the Year Ended December 31, 1997
   ---------------------------------------------------------------------
   Property Type/                               Number of
     Property            Property               Apartment  Average Sq.
       Name                Type    Year Built     Units    Ft. Per Unit
  ----------------       --------  ----------   ---------  ------------
Mixed-use Property
   Kansas City
------------------
  River Market           Mid Rise  Late 1800's     165         880
  Soho VI                Mid Rise  Late 1800's      47         729
  Soho III*              Mid Rise  Late 1800's      96         731
Commercial Property
   Kansas City
-------------------
  1801 Main              Low Rise     1950         N/A         N/A
  39/40 Plaza            Low Rise     1970         N/A         N/A
Loans Commercial
Property Kansas City
--------------------
  Soho Office Center     Mid Rise  Late 1800's     N/A         N/A
  Gaslight Garage**      Parking
                          Garage      1986         N/A         N/A

   Residential Portfolio Statistics for the Year Ended December 31, 1997
   ---------------------------------------------------------------------
     Property                                             Commercial
       Type/            Monthly     Average   Commercial    Average
     Property           Revenue    Economic    Square     Rental Rate
       Name             Per Unit   Occupancy   Footage    per Sq. Ft.
  ----------------      --------   ---------  ----------  -----------
Mixed-use Property
   Kansas City
------------------
  River Market            $545        98%       85,592       $7.62
  Soho VI                 $520        98%       12,934       $9.50
  Soho III*               $555        90%       23,137       $6.30
Commercial Property
   Kansas City
-------------------
  1801 Main                N/A        N/A       24,701       $6.32
  39/40 Plaza              N/A        N/A        8,622      $17.18
Loans Commercial
Property Kansas City
--------------------
  Soho Office Center       N/A        N/A       62,436      $10.52
  Gaslight Garage**        N/A        N/A        3,367       $3.48

*  Soho III was acquired February 1, 1998.
** The Gaslight Garage contains 173 parking spaces which rent on an average monthly rate of $87.00 per space.

Mortgage Financing
------------------

     The following table reflects the terms and amounts of the Company's mortgage financing at December 31, 1997.

Pool/Collateral                             12/31/97
Salomon Brothers                          Outstanding  Interest Maturity
Realty Corp. Pool         Location         Principal      Rate    Date
-----------------   --------------------- -----------  -------- ---------

River Market        Kansas City, Missouri $19,675,000     7.5%  1/1/2008
Soho VI             Kansas City, Missouri
Ramada Inn Phoenix  Phoenix, Arizona
Ramada Inn Euless   Euless, Texas
Historic Suites
 Hotel              Kansas City, Missouri
Midland Bank
------------
Holiday Inn
 Wichita            Wichita, Kansas       $ 7,249,997     7.0%   4/1/2004
                                          -----------
                                          $26,924,997
                                          ===========

Hotel Leases
------------

     All of the Company's Hotels are leased to the Lessee under leases which provide for a base rent and percentage rents.

     The following table reflects the basis term of each lease.

                                                    % Rate
                                                   Period on
                                                     Gross     Maximum
     Property           Initial Term     Base Rent  Revenues     Rent
--------------------- -----------------  ---------  --------   --------
Ramada Inn Phoenix    1/1/95-1/1/2000     $672,000     26%     $840,000
Ramada Inn Euless     1/1/97-1/1/2002     $504,000     27%     $648,000
Holiday Inn Wichita   10/1/97-10/1/2002   $600,000      *          *
Historic Suites Hotel 1/1/97-1/1/2002     $744,000     33%     $816,000

*Not yet determined.

     The leases require the Company to maintain the capital improvements for the Hotels. The Company currently has established reserves for replacement for each of the Hotels equal to five percent (5%) of the Hotel gross revenues. The leases can be terminated by the Company upon notice to the Lessee and the payment of certain defined severance payments.

     The Holiday Inn Wichita lease provides for an interim rental period which will expire in 1998 at which time all final terms of the lease agreement will be finalized.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND OTHER RELATED MATTERS:

     Based on the Company's shareholder records at December 31, 1997, the Company has approximately 1,557 common shareholders and 723 preferred shareholders.

     The preferred and common shares of the Company are not traded on any established public trading market, and the Company is not aware of any quotations of the market price, if any, for the preferred or common shares of the Company. There were secondary trades in the Company's stock up to September of 1990, but no systematic reports by brokers as to the prices at which such stock was traded are available. However, the Company's stock has periodically been traded between certain Beneficial Owners and Management as reported in Item 12, Security Ownership of Certain Beneficial Owners and Management for the appropriate periods. The Company's Trustees believe that the implementation and success of the Debenture conversion options could lead to the establishing of a secondary market which may eventually lead to a NASDAQ listing.

     At the time of its public offering, the Company intended to apply for quotation of the common shares on NASDAQ following completion of the offering, assuming satisfaction of the requirements for a NASDAQ listing. Among the requirements for obtaining a NASDAQ listing is the requirement that the Company have at least two active market makers for the common shares. The Company did not subscribe a sufficient number of common shares during its initial offering to attract active market makers in its common stock. The Company currently meets all requirements for obtaining a NASDAQ listing with the exception of such requirement. The Trustees believe, since the substantial interest shown to date in the Debenture conversion option to common stock, that a trading market will be established in the future.

      There are no outstanding options to purchase any preferred or common shares of the Company. The Company's preferred shares are convertible into common shares at the option of the preferred shareholders at the ratio of one common share for each preferred share.

     The Company issued Convertible Subordinated Debentures in 1994. The Debentures are convertible into shares of common stock of the Company, unless the Debentures are called by the Company for redemption. The number of shares issuable upon conversion is based on the Company's book value at December, 6 of 1993 of $.224/share.

     The Company maintains a Dividend Reinvestment Plan (the "Plan"), pursuant to which shareholders who are participants in the Plan may reinvest dividends from the Company in additional preferred and/or common shares of the Company. Dividends may be reinvested by the Plan in shares purchased either from the Company or its shareholders.

     The Company is required to distribute not less than 95% of its taxable income annually to maintain its status as a REIT. The Company has a net operating loss for Federal Income Tax purposes which allows the Company to retain any net current year taxable income for reinvestment in real estate assets.

ITEM 6:  SELECTED FINANCIAL DATA:

     The following table, not covered by the report of independent certified public accountants, sets forth selected historical financial data from 1993 through 1997. This table should be read in conjunction with the detailed information and financial statements of the Company appearing elsewhere herein. The basic earnings per share amounts for 1993 through 1996 have been restated to conform with SFAS No. 128.

Operating Results:
-----------------
                    1997        1996        1995        1994      1993
                 ----------  ----------  ----------  ---------- ----------
Revenues         $5,617,287  $6,587,642  $4,834,116  $9,518,079 $4,571,933
Net income (Loss) 1,507,127   1,550,216   1,883,399   2,481,895 (2,826,338)

Basic Per Share:
---------------
Net income (Loss)
 (Without anti-
 dilutive effect)    $.07        $.27      $1.44       $1.89       ($2.14)
Dividends            None        None       None        None         None
Weighted average
 number of
 common shares
 outstanding     22,123,286   5,809,897   1,308,709   1,308,669  1,308,669

Balance Sheet:
-------------
Total assets     47,193,662  38,972,126  29,996,326  27,408,492 41,705,253
Notes payable    30,842,693  24,964,331  20,323,851  19,610,838 36,607,046
Shareholders'
 equity          13,797,456   9,814,936   5,217,535   3,334,136    852,251

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:
----------

     The following discussion compares historical results of operation for the years ended December 31, 1995, 1996 and 1997. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this report.

The Company
-----------

     The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these leases either directly or through subsidiaries or partnerships.

Results of Operations
---------------------

     Year Ended December 31,1997 Compared with Year Ended December 31,
1996.

Rental Properties
-----------------

     Revenue from rental properties increased by $622,441 from December 31, 1996 to December 31, 1997. This increase was due to the increases in rental rates in all of the Properties and a reduction in vacancies.

     Rental expenses increased from $1,062,361 at December 31, 1996 to $1,129,222 at December 31, 1997. This increase of $66,861 was due to normal price increases related to the Properties operating costs.

Hotel Properties
----------------

     Revenues from hotel lease income increased from $996,706 at December 31, 1996 to $2,104,346 for December 31, 1997. This substantial increase was due to the lease of the Company's hotel in Euless, Texas and the increases related to volume growth in hotel operating revenue and the corresponding increases in percentage rent. In 1996, the Euless hotel was accounted for as an operating activity, accordingly, the statements of operations include this hotel's operating revenue and operating expenses.

Other Revenues and Expenses
---------------------------

     The Company continued to receive some interest income on its remaining real estate loans. The decrease in the amount received of $248,795 from December 31, 1996 to December 31, 1997 was due to the decline in mortgage notes receivable of the Company.

     The Company had a $871,232 decrease in general and administrative expenses for 1997. This decrease was entirely attributable to a decrease in the Company's bonus pool for employees from December 31, 1996 to December 31, 1997.

     Interest expense increased by $460,968 from $1,813,730 at December 31, 1996 to $2,274,698 at December 31, 1997. This increase was due to the acquisition of additional real estate properties using borrowed funds.

     The Company has continued to recover losses previously reserved related to the Company's former loan portfolio. The recovery for December 31, 1997 was $2,233,271 compared to $2,632,194 for December 31, 1996.

Results of Operations
---------------------

     Year Ended December 31,1996 Compared with Year Ended December 31,
1995.

Rental Properties
-----------------

     Revenue from rental properties increased by $350,936 from December 31, 1995 to December 31, 1996. This increase was due to the increases in rental rates in all of the Properties and a reduction in vacancies.

     Rental expenses decreased from $1,099,522 at December 31, 1995 to $1,062,361 at December 31, 1996. This decrease of $37,161 was due to normal price adjustments and improved controls related to the Properties operating costs.

Hotel Properties
----------------

     Revenues from hotel lease income increased from $480,000 at December 31, 1995 to $996,706 for December 31, 1996. This substantial increase was due to the lease of the Company's hotel in Kansas City, Missouri and the increases related to volume growth in hotel operating revenue and the corresponding increases in percentage rent. In 1995 and 1996, the Euless hotel was accounted for as an operating activity, accordingly, the statements of operations include this hotel's operating revenue and operating expenses for both December 31, 1995 and 1996.

Other Revenues and Expenses
---------------------------

     The Company continued to receive some interest income on its remaining real estate loans. The increase in the amount received of $74,757 from December 31, 1995 to December 31, 1996 was due to the restructuring and repayment of notes that were previously reserved.

     The Company had a $1,140,148 increase in general and administrative expenses for 1996. This increase was entirely attributable to an increase in the Company's bonus pool for employees from December 31, 1995 to December 31, 1996 including the recognition of certain bonuses earned in 1995 but not accrued until 1996.

     Interest expense increased by $162,859 from $1,650,871 at December 31, 1995 to $1,813,730 at December 31, 1996. This increase was due to the acquisition of additional real estate properties using borrowed funds.

     The Company has continued to recover losses previously reserved related to the Company's former loan portfolio. The recovery for December 31, 1996 was $2,632,194 compared to $3,587,165 for December 31, 1995.

Liquidity and Capital Resources
-------------------------------

     The Company had deficits in cash flow from both the operating and investing activities which represented the payment of Company liabilities and the acquisition of additional real estate assets.

     The Company had an increase in cash flows from financing activities related to the restructuring of the Company's primary debt with Salomon Brothers Realty Corp., and debt financing the acquisition of additional real estate assets.

Funds from Operations
---------------------

     FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly title measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The following reflects the FFO by the Company's primary segments.

Year Ended               Residential/   Assets
December 31,     Hotel    mixed use      for          All
     1997       Leasing   Properties  Restructure    Other       Total
------------    --------   ----------  -----------  ---------  -----------
Net Income     $  743,499  $  904,901    $220,208   ($361,481) $1,507,127
Add: Minority
 interest           7,765       -           -           -           7,765
Less: Partner-
 ship invest-
 ment income         -          -           -          (7,143)     (7,143)
               ----------  ----------    --------   ---------  ----------
Income before
 minority
 interest         751,264     904,901     220,208    (368,624)  1,507,749
Add: Deprecia-
 tion and
 amortization
 of real
 estate assets    745,990     181,493      24,483      14,823     966,789
Less: Gain on
 sales of
 assets              -          -         (66,679)       -        (66,679)
Less: Non-recur-
 ring items:
  Accrued inte-
   rest expense
   forgone on
   converted
   debentures        -          -            -       (285,624)   (285,624)
Funds from     ---------   ----------    --------   ---------   ----------
 operations   $1,497,254   $1,086,394    $178,012   $(639,425)  $2,122,235
              ==========   ==========    ========   =========   ==========

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

     None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated and Combined Financial Statements on Page _______ of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1998 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company".

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference to the material appearing under the caption "Executive
Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference to the material appearing under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the material appearing under the caption "Certain
Relationships and Related Transactions" in the Proxy Statement.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1)          Financial Statements

Reference is made to the Index to Financial Statements and Schedule on Page ----- of this Form 10-K.

14(a)(2)          Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedule on Page ----- of this Form 10-K.

All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

     (a)  The following documents are filed as a part of this report.
          (1)     Financial Statements:
          Report of Independent Auditors
          Balance sheets as of December 31, 1997 and 1996
          Statements of operations for the year ended December 31, 1997,
            1996 and 1995
          Statements of changes in stockholders' equity for the year ended
            December 31, 1997, 1996 and 1995.
          Statements of cash flows for the year ended December 31, 1997,
            1996 and 1995.
          Notes to financial statements.
          (2)     Financial Statement Schedules
          II -     Valuation and qualifying accounts and reserves
          III -     Property, Equipment and Accumulated Depreciation
          IV -      Mortgage loans on real estate

All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.


     (The remainder of this page intentionally left blank)

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

                                   April 15, 1998


                                   By: /s/ John J. Bennett
                                       President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title

/s/ John J. Bennett         Affiliated Trustee
                            President, and Chief

/s/ Byron Constance         Independent Trustee
                            and Secretary

/s/ Robert K. Brown         Independent Trustee
                            and Treasurer

/s/ Richard Polcari         Independent Trustee

/s/ James E. Trimmer        Independent Trustee

/s/ James I. Threatt        Independent Trustee

/s/ Roger E. Buford         Affiliated Trustee

/s/ Thomas H. Trabon        Executive Vice President
                            Chief Financial Officer

                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1997, 1996 and 1995





                         INDEPENDENT AUDITORS' REPORT


To the Board of Trustees

MASTER REALTY PROPERTIES, INC.

We have audited the consolidated balance sheets of Master Realty
Properties, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Realty Properties, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related supplementary schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

MAYER HOFFMAN McCANN L.C.

Kansas City, Missouri
February 11, 1998

                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED BALANCE STATEMENTS


                          December 31, 1997 and 1996


                                                   1997           1996
                                                   ----           ----
                                 A S S E T S
                                 -----------


CASH                                           $ 2,348,692     $ 2,773,183

RESTRICTED CASH                                    294,866       1,082,571

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses                 2,829,615         544,599

NOTE RECEIVABLE                                    193,460           -

PROPERTY HELD FOR INVESTMENT                     1,000,000       1,000,000

INVESTMENT IN REAL ESTATE PARTNERSHIPS             188,938         181,795

ACCOUNTS RECEIVABLE - RELATED PARTY              1,112,143         241,706

ACCOUNTS RECEIVABLE - OTHER                         43,071         370,833

INDUSTRIAL REVENUE BONDS                           276,452         310,000

PROPERTY AND EQUIPMENT, at cost
less accumulated depreciation                   37,638,765      30,992,472

GOODWILL, at cost,
less accumulated amortization                        -             274,908

OTHER ASSETS                                     1,267,660       1,200,059
                                               -----------     -----------

          TOTAL ASSETS                         $47,193,662     $38,972,126
                                               ===========     ===========




                     See Notes to Financial Statements

                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                          December 31, 1997 and 1996



                                                    1997           1996
                                                    ----           ----
                            L I A B I L I T I E S
                            ---------------------

NOTES PAYABLE                                  $30,842,693    $24,964,331

OTHER LIABILITIES                                2,037,553      3,109,402
                                               -----------    -----------

          TOTAL LIABILITIES                     32,880,246     28,073,733
                                               -----------    -----------
MINORITY INTEREST IN SUBSIDIARIES                  515,960      1,083,457
                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 16)

                    S T O C K H O L D E R S'   E Q U I T Y
                    --------------------------------------

CAPITAL CONTRIBUTED
  Convertible preferred stock, par
    value $.01, liquidation preference
    up to 5% of the Company's net assets,
    authorized 2,500,000 shares                     24,916         24,916

  Common stock, par value $.01,
    authorized 45,000,000 shares                   291,814        155,546

  Additional paid-in capital                    40,926,229     38,587,104
                                               -----------    -----------
          TOTAL CAPITAL CONTRIBUTED             41,242,959     38,767,566

RETAINED DEFICIT                               (27,430,167)   (28,937,294)

TREASURY STOCK, 67,990 shares of
   common stock, and 475 shares of
   preferred stock                                 (15,336)       (15,336)
                                               -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY            13,797,456      9,814,936
                                               -----------    -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $47,193,662    $38,972,126
                                               ===========    ===========


                      See Notes to Financial Statements

                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 1997, 1996 and 1995



                                     1997           1996           1995
                                     ----           ----           ----
REVENUES
   Rental income                 $ 2,815,178    $ 2,192,737    $ 1,841,801
   Hotel lease income              2,104,346        996,706        480,000
   Hotel operating income              -          1,828,749      1,734,114
   Interest and fees on
     mortgage loans                  258,798        507,593        432,836
   Other income (loss)               372,286        652,653        (37,415)
   Settlement of real
     estate taxes                      -            409,204           -
   Gain on sale of assets             66,679          -            382,780
                                 -----------    -----------    -----------
          TOTAL REVENUES           5,617,287      6,587,642      4,834,116
                                 -----------    -----------    -----------
EXPENSES
   Rental expenses                 1,129,222      1,062,361      1,099,522
   Hotel operating expenses            -          1,509,553      1,427,844
   General and administrative
     expenses                        885,718      1,756,950        616,802
   Legal and accounting              247,867        175,132        469,047
   Payroll and employee benefits     517,080        485,759        521,683
   Depreciation and amortization   1,139,532        780,474        766,733
   Interest expense                2,274,698      1,813,730      1,650,871
   Property management fees          141,549        119,734         49,501
   Provision for loan losses
     (recoveries)                 (2,233,271)    (2,632,194)    (3,587,165)
                                 -----------    -----------    -----------
          TOTAL EXPENSES           4,102,395      5,071,499      3,014,838
                                 -----------    -----------    -----------
MINORITY INTEREST IN LOSS
 (INCOME) OF CONSOLIDATED
 SUBSIDIARIES                         (7,765)        34,073         64,121
                                 -----------    -----------    -----------
          NET INCOME             $ 1,507,127    $ 1,550,216    $ 1,883,399
                                 ===========    ===========    ===========

BASIC EARNINGS PER SHARE         $       .07    $       .27    $      1.44
                                 ===========    ===========    ===========
DILUTED EARNINGS PER SHARE       $       .05    $       .05    $       .06
                                 ===========    ===========    ===========




                      See Notes to Financial Statements

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    Years Ended December 31, 1997, 1996 and 1995


                        Preferred Stock                Common Stock
                   --------------------------  ----------------------------
                     Shares                        Shares
                     Issued        Amount          Issued        Amount
                   -----------  -------------  ------------   -------------
Balance, December
 31, 1994            2,491,622  $      24,916     1,308,669   $     13,086

Net income for
 the year ended
 December 31,
 1995                     -              -              -              -
                   -----------  -------------  ------------   ------------
Balance, December
 31, 1995            2,491,622         24,916     1,308,669         13,086

Conversion of de-
 bentures to common
 stock                    -              -       14,246,000        142,460

Acquisition of
 treasury stock
   Preferred stock        -              -              -              -
   Common stock           -              -              -              -

Net income for
 the year ended
 December 31,
 1996                     -              -              -              -
                   -----------  -------------  ------------   ------------

Balance, December
 31, 1996            2,491,622  $      24,916    15,554,669   $    155,546

Conversion of de-
 bentures to common
 stock                    -              -       13,626,817        136,268

Net income for
 the year ended
 December 31, 1997        -              -              -              -
                   -----------  -------------  ------------   ------------
Balance, December
 31, 1997            2,491,622  $      24,916    29,181,486   $    291,814
                   ===========  =============  ============   ============

                     See Notes to Financial Statements

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Continued

                    Years Ended December 31, 1997, 1996 and 1995


                   Additional     Retained                        Total
                     paid-in      earnings      Treasury      stockholders'
                     capital      (deficit)       stock          equity
                   -----------  -------------  ------------   -------------
Balance, December
 31, 1994          $35,667,043  $(32,370,909)  $      -        $ 3,334,136

Net income for
 the year ended
 December 31,
 1995                     -        1,883,399           -         1,883,399
                   -----------  ------------   ------------   ------------
Balance, December
 31, 1995           35,667,043   (30,487,510)           -        5,217,535

Conversion of de-
 bentures to common
 stock               2,904,725           -              -        3,047,185

Acquisition of
 treasury stock
   Preferred stock      15,230           -          (15,230)          -
   Common stock            106           -             (106)          -

Net income for
 the year ended
 December 31,
 1996                     -        1,550,216            -        1,550,216
                   -----------  ------------   ------------   ------------

Balance, December
 31, 1996           38,587,104  $(28,937,294)       (15,336)  $  9,814,936


Conversion of de-
 bentures to common
 stock               2,339,125           -              -        2,475,393

Net income for
 the year ended
 December 31, 1997        -        1,507,127            -        1,507,127
                   -----------  ------------   ------------   ------------
Balance, December
 31, 1997          $40,926,229  $(27,430,167)  $    (15,336)  $ 13,797,456
                   ===========  ============   ============   ============
                     See Notes to Financial Statements

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended December 31, 1997, 1996 and 1995

                                     1997           1996          1995
                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net income                    $ 1,507,127    $ 1,550,216    $ 1,883,399
   Adjustments to reconcile
    net income to net cash
    provided by (used in)
    operating activities
     Minority interest                 7,765        (34,073)       (64,137)
     Depreciation and
      amortization                 1,139,532        780,474        766,733
     Provision for loan losses
      (non-cash recoveries)       (2,233,271)    (2,632,194)    (1,733,001)
     Gain on disposal of assets      (66,679)          -          (382,780)
     Interest expense added to
      note payable                   143,733        406,937        547,124
     Distributions (contributions)
      from partnership investments      -              -           (51,697)
     Partnership investment loss
      (income)                        (7,143)        (2,883)        73,566
     Changes in operating assets
      and liabilities
       Interest receivable              -            28,861       (240,000)
       Accounts receivable          (542,675)      (566,925)       550,371
       Other assets, net            (237,331)       128,381        (36,562)
       Due to advisory company
        and affiliates               (19,146)         2,874        (59,278)
       Other liabilities            (429,497)       276,902       (326,991)
       All other                    (288,570)        13,264        (89,690)
         NET CASH PROVIDED BY    -----------    -----------    -----------
         (USED IN) OPERATING
         ACTIVITIES               (1,026,155)       (48,166)       837,057
CASH FLOWS FROM INVESTING        -----------    -----------    -----------
 ACTIVITIES
   Funding of note receivable       (200,000)      (100,225)          -
   Collection on mortgage notes
    receivable                         2,801         35,057      1,243,500
   Collection on note receivable       6,541           -              -
   Collection on industrial
    revenue bonds                     33,548           -              -
   Proceeds from sale of assets        -               -             7,664
   Acquisition of real estate
    partnerships (net of cash
    acquired)                     (7,048,779)          -        (3,315,693)
   Purchase of property and
    equipment                       (916,066)    (1,324,836)      (526,621)
                                 -----------    -----------    -----------
        NET CASH USED IN IN-
         VESTING ACTIVITIES      $(8,121,955)   $(1,390,004)   $(2,591,150)
                                 ===========    ===========    ===========

                     See Notes to Financial Statements

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

               Years Ended December 31, 1997, 1996 and 1995

                                     1997           1996          1995
                                 ------------   ------------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   Proceeds from notes payable   $ 8,940,634    $21,359,279    $ 2,679,457
   Payment of notes payable         (444,988)   (15,253,393)    (2,044,590)
   Decrease in debt service
    reserves                          -            (507,724)         -
   (Decrease) increase in
    minority interest in
    subsidiaries                    (559,732)      (520,988)       629,939
   All other                          -            (470,484)         -
     NET CASH PROVIDED BY        -----------    -----------    -----------
      FINANCING ACTIVITIES         7,935,914      4,606,690      1,264,806
                                 -----------    -----------    -----------
     NET INCREASE (DECREASE)
      IN CASH                     (1,212,196)     3,168,520       (489,287)
     CASH, BEGINNING OF YEAR       3,855,754        687,234      1,176,521
                                 -----------    -----------    -----------
     CASH, END OF YEAR           $ 2,643,558    $ 3,855,754    $   687,234
                                 ===========    ===========    ===========
CASH                             $ 2,348,692    $ 2,773,183    $   687,234
RESTRICTED CASH                      294,866      1,082,571          -
                                 -----------    -----------    -----------
     TOTAL CASH                  $ 2,643,558    $ 3,855,754    $   687,234
                                 ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW
 DISCLOSURES
   CASH PAID
     Interest                    $ 2,285,682    $ 1,828,525    $ 1,174,549
   NON-CASH INVESTING AND        ===========    ===========    ===========
    FINANCING ACTIVITIES
     Property recovered as
      collateral on notes
      receivable                 $     -        $ 9,679,821    $ 4,895,595
     Convertible subordinated    ===========    ===========    ===========
      debentures converted to
      common stock               $ 2,475,393    $ 3,047,185    $     -
     Sale of property -          ===========    ===========    ===========
       Assumption of liabilities
        by buyer                 $   591,270    $     -        $      -
       Other consideration
        (non-cash)                    31,936          -               -
       Total reduction of        -----------    -----------    -----------
        property and equipment   $   623,206    $     -        $      -
                                 ===========    ===========    ===========
     Debt refinancing            $19,200,000    $     -               -
                                 ===========    ===========    ===========

                     See Notes to Financial Statements

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies
     ------------------------------------------

Nature of operations - Master Realty Properties, Inc. (MRP) (formerly Master Mortgage Investment Fund, Inc.) is a Delaware corporation organized on May 12, 1988, with the original purpose of investing in mortgage loans. However beginning in 1993, MRP became the owner of various real estate assets through acquisitions, foreclosures, deeds in lieu of foreclosure or workouts with previous borrowers. As a result, MRP and its majority-owned subsidiaries (the Company) changed its purpose to holding, leasing and operating real estate property for the production of income and appreciation in value. The market for the Company's residential and commercial real estate properties is Kansas City, Missouri. The hotels owned by the Company are located in Phoenix, Arizona; Euless, Texas; Wichita, Kansas and Kansas City, Missouri and are leased to hotel operators.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the following:

     Real estate investment trust
     ----------------------------
     Master Realty Properties, Inc. and Subsidiaries and its majority-owned subsidiaries:

     Corporations
     ------------
     Master Realty Corporation
     River Market Venture, Inc. (formerly Master Mortgage Realty, Inc.) Master Mortgage Realty II, Inc.
     Master Mortgage Realty III, Inc.
     Master Mortgage Realty IV, Inc.
     Old Town Redevelopment Corporation
     Real Estate Equities, Inc.

     Partnerships
     ------------
     Euless, Texas 1192 General Partnership (terminated December 1996) River Market Venture I, L.P. (Control acquired in June 1995)
     New Historic Suites Partners, L.P. (Control acquired in August 1996) Hospitality Wichita, L.C. (control acquired October 1997)

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

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)
     ------------------------------------------

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

Revenue recognition - The Company does not accrue interest on delinquent loans where, in the judgment of management, collection of such interest is doubtful. Among the factors the Company considers in making the evaluation of the collectibility of interest is the status and classification of the loan, the financial condition of the borrower and anticipated future events.

The Company recognizes revenue from rental real estate and hotel leases as earned in accordance with the individual lease agreements.

Mortgage notes receivable - The Company's investment in mortgage notes receivable is stated individually at the lower of cost or the estimated net realizable value. Partially earning notes are loans where cash payments are being received, but not according to the contractual terms of the loans. Interest income on partially earning notes is recognized only to the extent of interest payments received.

The allowance for losses on notes receivable is maintained based on the underlying collateral, the cost of money and, in the case of anticipated foreclosures, operating cash flows from the property during the anticipated holding period.

As of December 31, 1997 and 1996, all of the notes classified as partially earning are considered impaired and carried at lower of cost or estimated net realizable value.

Investment in real estate partnerships - Investment in real estate partnerships is primarily accounted for using the equity method of accounting for investments where the investment is initially recorded at cost and then adjusted for the Company's share of the earnings and losses.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)
     ------------------------------------------

Cash - Cash consists of amounts on hand and demand deposits with financial institutions.

Depreciation and amortization - Depreciation and amortization are computed by the following methods and estimated useful lives:


       Assets                       Principal Methods             Lives
       ------                       -----------------             -----
Land improvements                   Straight-line               27.5 years
Building and building improvements  Straight-line            27.5-39 years
Furniture and equipment             Double-declining balance     5-7 years
Goodwill                            Straight-line                 20 years
Financing costs                     Straight-line               2-11 years

Goodwill - Goodwill represents the difference between the purchase price and the value of net tangible assets and other intangible assets.

Financing costs - Financing costs are amortized over the life of the mortgage note payable and presented net of accumulated amortization.

Minority interest in subsidiaries - Minority interest in subsidiaries represents the minority partner's proportionate share of the equity of Euless, Texas 1192 General Partnership, River Market Venture I, L.P., New Historic Suites L.P., and Hospitality Wichita, L.C.

Income taxes - Since inception, the Company has conducted its operations with the intent of meeting the requirements of the Internal Revenue Code for qualification as a real estate investment trust (REIT). REIT qualification requires, among other things, that the Company distribute at least 95% of its taxable income to its shareholders. The Company had taxable losses for each of the years ended December 31, 1997, 1996 and 1995.

Convertibility of preferred stock into common stock - Preferred stock is convertible into common stock at any time at the option of the stockholder at the ratio of one common share for each preferred share.

Voting rights - Stockholders are entitled to one vote for each common share and one vote for each preferred share held on all matters submitted for the approval of the stockholders.

Reclassification - Certain items in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(2)  Restricted cash and escrows
     ---------------------------

The Company entered into a Cash Management, Collateral and Security Agreement (Cash Collateral Agreement), on December 19, 1997, as part of the First Mortgage Note and Mezzanine Note transactions. As a result, all cash received from the operations of the collateral pledged for the First Mortgage Note, after December 19, 1997, is deposited into a central operating account. A monthly sweep of this account is used to fund, in priority, certain reserves and sub-accounts created pursuant to the Cash Collateral Agreement. All remaining funds, if any, are paid to the Company. The following reserves were established under this agreement.

                                                              December 31,
                                                                  1997

                                                              ------------
Debt service reserve                                            $ 146,000
Capital expenditure reserve                                        91,035
Impound costs sub-account                                          57,831
                                                                ---------
          Total restricted cash and escrows                     $ 294,866
                                                                =========

Debt service reserve - This account was created to fund the First Mortgage Note debt service to the extent necessary. Withdrawals from this account occur only when there are insufficient funds in the central operating account to fully fund the First Mortgage Note debt service.

Capital expenditure reserve - This account was created to fund the payment of replacement expenditures, furniture, fixtures and equipment replacement expenditures and leasing expenditures. Funding is provided in monthly deposits from the central operating account. Withdrawals may be made from this account for approved expenditures.

Impound costs sub-account - This account was established to pay impound costs. These impound costs are defined as all taxes of the First Mortgage Note borrowers and insurance (if insurance not otherwise provided for by the Company) for the pledged collateral of the First Mortgage Note.
Funding is provided in monthly deposits from the central operating account.

Withdrawals may be made from this account for approved costs.

The Cash Collateral Agreement is secured by a pledge of the central operating account and all income derived from the investment of that account. The First Mortgage Note and Mezzanine Note are also cross-collateralized and cross-defaulted with the Cash Collateral Agreement.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(3)  Mortgage notes receivable
     -------------------------                         December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------
Mortgage notes receivable, partially-earning   $ 6,521,108    $ 5,519,500
Allowance for losses                            (3,691,493)    (4,974,901)
                                               -----------    -----------
          Net mortgage notes receivable        $ 2,829,615    $   544,599
                                               ===========    ===========

     Mortgage notes receivable are collateralized by real estate, assignment of rents, certain future earnings of borrowers, other borrower assets, investor notes and borrower personal guarantees. The collateralized real estate is located at various geographical locations, with a concentration in a downtown area of Kansas City, Missouri. A substantial portion of the Company's debtors' ability to honor their contracts is dependent upon the real estate economy. Subsequent to December 31, 1997, the Company converted its partially-earning mortgage note receivable with a net carrying value of $1,748,633 into a partnership investment (see Note 17).

Due to the uncertainty of future collections and possible foreclosures, it is not practicable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.

(4)  Property held for investment
     ----------------------------                      December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------
  Non-earning, land in New Mexico              $ 1,000,000    $ 1,000,000
                                               ===========    ===========

The carrying amount of the land in New Mexico is based on an estimate of value established at the time the contractual right to the property was acquired in foreclosure on collateral for a note receivable. The estimate was based on prior appraisals, studies of the development possibilities for the property, and local economic conditions. The land is in a remote part of New Mexico and access to the property is limited. There is limited real estate sales activity in this region to determine the likelihood of realizing the carrying value of this investment. Because of these factors, it is possible that the estimate of the realizable value of this land may change materially.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(5)  Investment in real estate partnerships
     --------------------------------------

Investment in real estate partnerships consists of the following:

                                                       Ownership %
                                                     at December 31,
                                  Ownership    ---------------------------
Partnership Name                  Interest       1997      1996      1995
----------------                  ---------    --------  --------  --------
OPP IX, Limited Partnership        Limited       24.9%     24.9%     24.9%
OPP X, Limited Partnership         Limited        2.3%      2.3%      2.3%
Historic Suites of America - KC    Limited       19.8%     19.8%     19.8%

The Company acquired an additional 10 limited partnership units in OPP IX on January 7, 1998 to result in a total ownership percentage of 25.12% (see
Note 17).

Financial information, summarizing the financial position of the Partnerships as of December 31, 1997, 1996 and 1995, and the operating performances for the years then ended is as follows:

                                    1997           1996           1995
                                 (Unaudited)    (Unaudited)    (Unaudited)
                                 -----------    -----------    -----------
FINANCIAL POSITION
     Total assets                $ 5,120,981    $ 5,130,921    $ 8,965,940
     Total liabilities             2,521,329      2,596,944      7,682,932
                                 -----------    -----------    -----------
          Partners' equity       $ 2,599,652    $ 2,533,977    $ 1,283,008
                                 ===========    ===========    ===========
OPERATING PERFORMANCE
     Total revenue               $   843,905    $   852,322    $ 1,279,440
     Total expenses                  790,418        809,319      1,713,155
                                 -----------    -----------    -----------
          Net income             $    53,487    $    43,003    $  (433,715)
                                 ===========    ===========    ===========

As of December 31, 1997 and 1996, the total amount of investment in real estate partnerships accounted for by the equity method includes goodwill in the amount of $174,092 and $162,536, respectively, which is being amortized over a period of 20 years.

In October 1997, the Company acquired a 80% managing ownership interest in Hospitality Wichita, L.C., a limited liability company, for a contribution of $608,044. The Company is to receive all of the distributions until recovery of its capital contribution is attained, plus a 15% return. After distributions of these amounts and repayment of any additional capital contributions and 15% returns to all members, the Company is to receive 80% of any distributions.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(5)  Investment in real estate partnerships (continued)
     --------------------------------------

In February 1997, the Company acquired the remaining 10.88% limited partnership interest in River Market Venture I, L.P. (RMV) for $250,000 to achieve 100% ownership of the partnership. Previously, the Company paid $150,000 in December 1996 for a 9.12% interest in RMV and acquired its initial 80% general partnership interest in March 1995. On December 19, 1997, substantially all of RMV's assets were transferred to Master Realty Corporation. The business combination was accounted for under the purchase method of accounting without pro forma presentation of the financial information due to materiality considerations.

In December 1996, the Company acquired the remaining 25% partnership interest in Euless, Texas 1192 General Partnership (Euless) for $1,433,873 to achieve 100% ownership of the partnership. The partnership was terminated simultaneously. The Company initially acquired a 75% general partnership interest in Euless in September 1993.

In August of 1996, the Company acquired an 89.6% general partnership interest in New Historic Suites Partners, L.P. by converting its notes receivable from the partnership to an ownership interest. The Company's cost as a result of this conversion is $3,039,255. The partnership owns a hotel in Kansas City, Missouri. Commencing August 1996, the Company consolidated its 89.6% interest in the general partnership into its financial statements. The business combination has been accounted for under the purchase method of accounting. The operations of New Historic Suites Partners, L.P. are included in the consolidated statement of operations from the date of acquisition.

The pro forma unaudited results of operations for the years ended December 31, 1997, 1996 and 1995, assuming the purchase of New Historic Suites Partners, L.P. and Hospitality Wichita, L.C. had been consummated as of January 1, 1995 are as follows:
                                                (Unaudited)
                                         Years ended December 31,
                                 -----------------------------------------
                                    1997           1996           1995
                                 -----------    -----------    -----------
Revenues
Revenues as reported             $ 5,617,287    $ 6,587,642    $ 4,834,116

Pro-forma effect of
 acquisitions -
     New Historic Suites
      Partners, L.P.                   -            267,619        464,741
     Hospitality Wichita, L.C.       450,000        600,000        600,000
                                 -----------    -----------    -----------
Pro-forma revenues after
 acquisitions                    $ 6,067,287    $ 7,455,261    $ 5,898,857
                                 ===========    ===========    ===========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(5)  Investment in real estate partnerships (continued)
     --------------------------------------
                                                (Unaudited)
                                         Years ended December 31,
                                 -----------------------------------------
                                    1997           1996           1995
                                 -----------    -----------    -----------
Net income
Net income as reported           $ 1,507,127    $ 1,550,216    $ 1,883,399

Pro-forma effect of
 acquisitions -
     New Historic Suites
      Partners, L.P.                   -            267,619        464,741
     Hospitality Wichita, L.C.      (238,571)      (277,985)      (277,985)
                                  -----------    -----------   -----------
Pro-forma net income after
 acquisitions                     $ 1,268,556    $ 1,539,850   $ 2,070,155
                                  ===========    ===========   ===========
Pro-forma earnings per
 common share
     Basic                        $       .06    $       .27   $      1.58
                                  ===========    ===========   ===========
     Diluted                      $       .04    $       .05   $       .06
                                  ===========    ===========   ===========

(6)  Accounts receivable - related party
     -----------------------------------

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:


                                                       December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------
Ramada Inn- Phoenix, Arizona                   $   353,085    $   241,706
Ramada Inn - Euless, Texas                         525,755          -
Historic Suites - Kansas City, Missouri            114,479          -
Holiday Inn - Wichita, Kansas                      118,824          -
                                               -----------    -----------
          Total                                $ 1,112,143    $   241,706
                                               ===========    ===========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

(7)  Industrial revenue bonds
     ------------------------
As disclosed in Note (16) the Company is contingently liable as a guarantor on Industrial Revenue Bonds (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the Borrower). The Company owned the bonds, which totalled $2,655,000 as part of a note receivable, and distributed $2,345,000 in 1996, and $33,548 in 1997 in satisfaction of certain notes payable obligations. The Company is still holding $280,000 of these bonds as of December 31, 1997.

(8)  Property and equipment
     -----------------------                          December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------
Cost
   Land and land improvements                  $ 6,880,699    $ 5,330,877
   Building and building improvements           30,750,746     25,485,511
   Furniture and equipment                       2,840,758      2,066,513
                                               -----------    -----------
      Total cost                                40,472,203     32,882,901
   Accumulated depreciation                     (2,833,438)    (1,890,429)
                                               -----------    -----------
      Net property, plant and equipment        $37,638,765    $30,992,472
                                               ===========    ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the years ended December 31, 1997, 1996 and 1995 was $969,802, $703,638, and $743,039, respectively.

(9)  Notes payable
     -------------                                     December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------
Salomon Brothers mortgage note                 $19,675,000    $     -
Salomon Brothers Mezzanine note                    930,000          -
Salomon Brothers
   Tranche A                                         -         12,996,537
   Tranche B                                         -          6,203,463
Midland Bank mortgage note                       7,249,997          -
Convertible subordinated debentures              1,646,534      3,227,043
Alternative treatment plan                           -          2,119,507
Unsecured alternative treatment note               994,430          -
Unsecured non-interest bearing note payable        174,406        235,763
Real estate tax notes                              147,890        182,018
Hotel van loan                                      24,436          -
                                               -----------    -----------
          Total notes payable                  $30,842,693    $24,964,331
                                               ===========    ===========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(9)  Notes payable (continued)
     -------------

Salomon Brothers mortgage note - Mortgage note payable (First Mortgage
Note) of December 19, 1997 with monthly principal and interest payments of $145,397 based on an interest rate of 7.5% and a 25-year amortization period. The initial payment of accrued interest only through January 31, 1997 is due on February 1, 1998. The outstanding principal and interest are due at maturity on January 1, 2008. The nonrecourse First Mortgage
Note is collateralized by commercial, residential and hotel properties in Kansas City, Missouri, a hotel in Phoenix, Arizona and a hotel in Euless, Texas. This note is also cross-collateralized and cross-defaulted with the Mezzanine Note and the Cash Collateral Agreement.

Salomon Brothers Mezzanine note - Mortgage note payable (Mezzanine Note) of December 19, 1997 with interest payable monthly based upon the one-month London Interbank Offered Rate (LIBOR) plus 4.95%. The interest rate at December 31, 1997 was 10.92% with the initial payment due February 1, 1998.

Monthly principal payments begin in January 1999 based upon a monthly calculation using the outstanding principal balance, the interest rate from the preceding month and a 48-month amortization period less the months elapsed since January 1, 1999. The outstanding principal and interest are due at maturity on January 1, 2003. The Mezzanine Note is secured by the pledge of the Company's general partner interest in New Historic Suites Partners, L.P. and a full payment guaranty by the Company. The Mezzanine Loan Agreement requires that the monthly aggregated Adjusted Property Net Cash Flow for the properties securing the First Mortgage Note to at least equal the monthly calculation of the Debt Service Coverage Threshold. The Debt Service Coverage Threshold is defined as 1.05 times the sum of the annual debt service on the First Mortgage Loan plus the debt service payable on the Mezzanine Loan at an assumed principal and interest constant of 27%. This note is cross-collateralized and cross-defaulted with the First Mortgage Note and the Cash Collateral Agreement.

Salomon Brothers Tranche A - Mortgage note payable (Tranche A) of December 11, 1996 with interest payable monthly based upon the one-month London Interbank Offered Rate (LIBOR) plus 3.75%. The rate at December 31, 1996 was 9.35% with the initial payment due February 5, 1997. Payments are contingent on the availability of net operating income (NOI) generated by the collateral less priority funding of certain reserves. The outstanding principal and interest is due at maturity, December 5, 1998. The nonrecourse note was collateralized by various property and equipment and the related restricted cash and reserve accounts. The note was refinanced in December 1997.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

(9)  Notes payable (continued)
     -------------

Salomon Brothers Tranche B - Mortgage note payable (Tranche B) of December 11, 1996 with interest payable monthly based upon the one-month London Interbank Offered Rate (LIBOR) plus 3.75%. The rate at December 31, 1996 was 9.35% with the initial payment due February 5, 1997. Payments were contingent on the availability of net operating income generated by the collateral less priority funding of certain reserves. Also, any remaining net operating income from the note collateral after payment of its debt service was available to fund these payments. The outstanding principal and interest is due at maturity, December 5, 1998. The nonrecourse note was collateralized by commercial properties in Kansas City, MO and the related restricted cash and reserve accounts, a full payment guaranty by the Company and a pledge of the Company's general partner interest in New Historic Suites Partners, L.P. The note was refinanced in December 1997.

Midland Bank mortgage note - Mortgage note payable of October 1, 1997 with interest payable monthly at an initial rate of 7% until April 1, 1999. The rate then increases to 8% through March 31, 2001 and to 8.5% from April 1, 2001 until maturity. Interest only is payable monthly through October 5, 1998. The interest payments are based on the Deemed Balance (as defined) determined annually beginning on April 1, 1999. The initial Deemed Balance is the face amount of the note. From November 5, 1998 through October 5, 2000, monthly payments of principal and interest are based on a 30-year amortization of the outstanding principal balance. Beginning on November 5, 2000, the monthly principal and interest payments are based on a 25-year amortization of the outstanding principal balance. The outstanding principal and interest are due at maturity on April 1, 2004. The note is collateralized by a hotel in Wichita, KS and the Disbursement Account (required reserve account to fund property improvements).

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year.

The securities mature December 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the years ended December 31, 1997 and 1996 amounted to $285,624 and $439,486, respectively. The securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior Indebtedness is to be paid in full before holders of the Subordinated Debentures are to be paid any principal or interest.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

(9)  Notes payable (continued)
     -------------

Alternative treatment plan - As part of a previous reorganization plan, certain individuals elected an Alternative Treatment Plan, whereby holders of certain debentures elected the option to receive a direct loan participation interest in a collateral pool loan involving the Ramada Inn in Phoenix, AZ. After December 31, 1994, the electing Alternative Treatment Plan participants agreed to expand the collateral pool to include additional future investments of the Company. On the closing date of the Alternative Treatment Plan of August 31, 1996, the participants elected to substitute the held debentures totaling $3,062,162 for the collateral pool loan and to continue the ratable collateral assignment of the Company's general partner revenues from a limited partnership owning commercial property in Kansas City, MO. During 1996, certain participants elected to receive specific Kansas City, MO industrial revenue bonds owned by the Company totaling $2,345,000 which reduced their Alternative Treatment at the closing date. The remaining Alternative Treatment participants were to be repaid in quarterly installments including interest at 9% based upon a 20 year amortization with unpaid principal and interest due at maturity in December 2003. On September 1, 1997, the remaining alternative treatment participants agreed to release their alternative treatment claim for an interest in an unsecured loan from the Company which pays interest only at 9% quarterly until maturity in August 2000.

Unsecured alternative treatment note - 9% unsecured note payable to previous participants in the alternative treatment plan, with interest only payable quarterly until maturity in August 2000.

Unsecured non-interest bearing note payable - Note due September 2000, payable in an installment of $75,000 on January 31, 1996 and 60 monthly payments of $7,333 with the remaining unpaid principal due at maturity. Interest has been imputed at a rate of 9%.

Real estate tax notes - Unsecured notes payable consisting of agreements with the taxing authorities for delinquent real estate taxes on foreclosed properties with interest imputed at 9% and monthly payments of $4,046 until maturity on August 15, 2002.

Hotel van loan - 9.25% note payable, collateralized by a vehicle, payable in monthly installments of $646 until maturity in September 2001.

Maturities for notes payable are as follows:

    Year
    ----
    1998                                $   357,573
    1999                                    631,375
    2000                                    691,649
    2001                                    712,612
    2002                                    759,983
    Thereafter                           26,042,967
    Unscheduled maturities                1,646,534
                                        -----------
      Total long-term obligations       $30,842,693
                                        ===========


                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(10)  Other liabilities
      -----------------

     Other liabilities consists of the following:
                                                       December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------
Accounts payable                               $   169,550    $   325,547
Accrued bonus pool                               1,324,113      1,403,608
Accrued, current and delinquent
 real estate taxes                                   -            595,172
Due to affiliates                                  367,707        386,853
Other liabilities                                  176,183        398,222
                                               -----------    -----------
     Totals                                    $ 2,037,553    $ 3,109,402
                                               ===========    ==========

At December 31, 1997 and 1996, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees. Bonus pool expense charged to operations for the years ended December 31, 1997, 1996, and 1995 was $425,340, $1,403,608, and $280,866, respectively.

During 1996, the Company executed notes with taxing authorities for two of the properties related to real estate taxes assessed in previous years on foreclosed properties. As a result of these notes, penalties and interest totaling $409,204 were settled and written off during 1996. Additional delinquent taxes of $440,814 were paid during the December 1996 closing of the mortgage note payable. Delinquent real estate taxes at December 31, 1996 totaling $591,270 relate to a commercial property that was sold on January 7, 1997. The purchaser assumed all delinquent real estate taxes related to that property.

(11)  Treasury stock
      --------------

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

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(12)  Earnings per share
      ------------------

Earnings per share has been computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS No. 128). This Statement, which is effective for periods ending after December 15, 1997, requires disclosure of basis earnings per share and diluted earnings per share, and also requires restatement of earnings per share data for prior periods. Basic earnings per share was computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution that could occur if convertible preferred shares and convertible subordinated debentures were converted into common stock.

The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock. The earnings per share information for 1996 and 1995 has been restated from the amounts previously reported to comply with SFAS No. 128.

                                                   Weighted
                                                    Average
                                                    Common
                                     Income         Shares       Earnings
                                    Numerator     Denominator    Per Share
                                   -----------    -----------    ---------
              1997
Basic earnings per share
------------------------
   Income available to common
    stockholders                   $ 1,507,237     22,123,286    $    0.07
                                                                 =========
Dilutive effect of potential
 common stock:
   Convertible debentures              122,718      9,130,816
   Convertible preferred shares          -          2,491,147
                                   -----------    -----------
Diluted earnings per share
--------------------------
   Income available to common
    shareholders after assumed
    conversions of dilutive
    securities                     $ 1,629,845     33,745,249    $    0.05
                                                                 =========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(12)  Earnings per share (Continued)
      ------------------
                                                   Weighted
                                                    Average
                                                    Common
                                     Income         Shares       Earnings
                                    Numerator     Denominator    Per Share
                                   -----------    -----------    ---------
              1996
Basic earnings per share
------------------------
   Income available to common
    stockholders                   $ 1,550,216      5,809,897    $    0.27
                                                                 =========
Dilutive effect of potential
 common stock:
   Convertible debentures              438,151     32,600,522
   Convertible preferred shares          -          2,491,622
                                   -----------    -----------
Diluted earnings per share
--------------------------
   Income available to common
    shareholders after assumed
    conversions of dilutive
    securities                     $ 1,988,367     40,902,041    $    0.05
                                                                 =========
              1995
Basic earnings per share
------------------------
   Income available to common
    stockholders                   $ 1,883,399      1,308,709    $    1.44
                                                                 =========
Dilutive effect of potential
 common stock:
   Convertible debentures              497,394     37,008,518
   Convertible preferred shares          -          2,491,622
                                   -----------    -----------
Diluted earnings per share
--------------------------
   Income available to common
    shareholders after assumed
    conversions of dilutive
    securities                     $ 2,380,793     40,808,849    $    0.06
                                                                 =========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(13)  Pension plan
      ------------

The Company has a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the years ended December 31, 1997, 1996 and 1995 was $63,147, $43,180 and $41,576.

(14)  Related parties
      ---------------

The Company had party transactions with the following related parties -

Embassy Properties, Inc. - Embassy Properties, Inc. (EPI) provides property management services to the Company. EPI is considered a related party due to the 90% ownership of EPI by the immediate family of the Company's president.

Embassy Hotel Management Company, Inc. - Embassy Hotel Management Company, Inc. (EHM) is a subsidiary of Embassy Properties, Inc. The Company has leased their hotels to this management company and receives hotel lease revenues rather than the corresponding hotel revenues and expenses directly connected with the individual hotel properties.

Due to affiliates - Integrated Financial Services (IFS) served as the sponsor and advisory company to the Company from inception through June 1994, at which time the contract with IFS was terminated. Pursuant to the prior agreements, the Company pays an assignee of IFS for amounts due IFS and one of its affiliates for various services previously performed for the Company and expenses previously incurred on the Company's behalf. The balance of Due to affiliates had an interest rate of 8.25% and 8.5% through December 31, 1997 and 1996, respectively. Interest accrues monthly with semi-annual payments. Principal payments of $9,575, plus accrued interest are payable on a semi-annual basis.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(14)  Related parties (continued)
      ---------------
                                              Years ended December 31,
                                           -------------------------------
                                              1997       1996       1995
                                           ----------  --------   --------
Embassy Properties, Inc. (EPI)
------------------------------
Payment of loan servicing fees to EPI      $   33,404  $ 51,481   $ 83,517
Payment of property management
 fees to EPI                                  141,549   119,734     49,501
Payment of asset management fees to EPI        32,687      -          -
Payment of real estate lease
 commissions to EPI                            32,005     2,183     12,140
Payment to EPI for loan closing services       19,700      -          -

Embassy Hotel Management
 Company, Inc. (EHM)
------------------------
Hotel lease revenue earned from
 leases with EHM                           $2,104,346  $996,706   $480,000
                                           ==========  ========   ========
Due to affiliates
-----------------
Due to affiliates, beginning of year       $  386,853  $383,979   $443,257
Interest expense                               31,316    89,530       -
Payments on obligation                        (50,462)  (86,656)   (59,278)
                                           ----------  --------   --------
Due to affiliates, end of year             $  367,707  $386,853   $383,979
                                           ==========  ========   ========

                                                       December 31,
                                                  ---------------------
Embassy Hotel Management                             1997        1996
 Company, Inc. (EHM)                              ----------   --------
------------------------
Accounts receivable for hotel lease
 revenue and advances made to hotels              $1,112,143   $241,706
                                                  ===========  ========
OTHER RELATED PARTY TRANSACTIONS

Certain officers and trustees of the Company own limited partnership interests in certain borrowers of the Company.

During the years ended December 31, 1997 and 1996, the Company incurred $100,000 and $70,000, respectively for consulting and investment banking services related to the Salomon Brothers financing to an entity in which an officer of the Company is a minority owner.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(14)  Related parties (continued)
      ---------------

During the year ended December 31, 1996, the Company and its subsidiaries incurred fees and expenses, totaling $106,000 to parties affiliated with the Company's trustees.

During the year ended December 31, 1996, certain trustees and officers of the Company converted debentures, along with contributing additional cash to alternative treatment debt. Some of this alternative treatment debt was subsequently paid off using Industrial Revenue Bonds or cash.

During the years ended December 31, 1997 and 1996, certain trustees and officers of the Company converted debentures to common stock in accordance with the conversion features on the bonds.

(15)  Business segment information
      ----------------------------

Description of the types of activities for reportable segments - The Company has three reportable segments: hotel leasing, residential/mixed use properties, and assets held for restructure. The hotel leasing segment realizes rent income on Hotel properties leased to operators. The residential/mixed use properties segment realizes income from residential and commercial real estate properties. The assets held for restructure are assets recovered as collateral on notes receivable for which the Company has no long-term objective of owning and operating.

Revenue from segments below the quantitative thresholds are reported as all other. Those activities are predominantly non-recurring gains and losses. The assets in all other are predominantly administrative assets, intangible assets, and assets held for long-term capital appreciation.

Measurement of segment profit or loss and segment assets - The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not have intersegment sales and transfers.

Factors management used to identify the enterprise's reportable segments - The Company's reportable segments are strategic business units that are in distinct markets consistent with the Company's long-range strategic business plan. They are managed separately because each business requires different management practices.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(15)  Business segment information (continued)
      ----------------------------

The following table illustrates information concerning segment profit or loss and segment assets:
                                                Residential/     Assets
                                      Hotel      mixed use         for
Year Ended December 31, 1997         Leasing     Properties    Restructure
----------------------------       -----------   -----------   -----------
Revenues from external customers   $ 2,104,346   $ 2,460,768   $   421,089
Interest revenue                         9,548        89,452       152,130
                                   -----------   -----------   -----------
     Total revenues                $ 2,113,894   $ 2,550,220   $   573,219
                                   ===========   ===========
===========
Percentage of segment
 revenues to total                         38%           45%           10%
Interest expense                   $   528,293   $   579,609   $     8,582
Depreciation and amortization          842,102       234,495        24,483
Segment profit (loss)                  743,499       904,901       220,208
Percentage of segment profit
 (loss) to total                           49%           60%           15%

Other significant noncash items:
   Sale of property                $     -       $     -       $   623,206
   Convertible subordinated
    debentures converted to
    common stock                         -             -             -

December 31, 1997
-----------------
Segment assets                     $27,383,323   $11,485,810   $ 3,978,830
Percentage of segment
 assets to total                           58%           24%            8%
Expenditures for segment assets      7,886,274       306,533        42,159

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(15)  Business segment information (continued)
      ----------------------------
                                                    All
Year Ended December 31, 1997                       Other         Total
----------------------------                     -----------   -----------
Revenues from external customers                 $   372,286   $ 5,358,489
Interest revenue                                       7,668       258,798
                                                 -----------   -----------
     Total revenues                              $   379,954   $ 5,617,287
                                                 ===========   ===========
Percentage of segment
 revenues to total                                        7%          100%
Interest expense                                 $ 1,158,214   $ 2,274,698
Depreciation and amortization                         38,452     1,139,532
Segment profit (loss)                               (361,481)    1,507,127
Percentage of segment profit
 (loss) to total                                        (24%)         100%

Other significant noncash items:
   Sale of property                              $     -       $   623,206
   Convertible subordinated
    debentures converted to
    common stock                                   2,475,393     2,475,393

December 31, 1997
-----------------
Segment assets                                   $ 4,345,699   $47,193,662
Percentage of segment
 assets to total                                         10%          100%
Expenditures for segment assets                        4,787     8,239,753

In addition to the above measures for business segments, the Company monitors Funds from Operations (FFO) as defined by National Association of Real Estate Investment Trusts (NAREIT). Real Estate Investment Trusts use FFO as a standard measure of operating performance. FFO is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The calculation of FFO for the Company for each operating segment is as follows:

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(15)  Business segment information (continued)
      ----------------------------
                                                Residential/     Assets
                                      Hotel      mixed use         for
Year Ended December 31, 1997         Leasing     Properties    Restructure
----------------------------       -----------   -----------   -----------
Net income                         $   743,499   $   904,901   $   220,208

Add:  Minority interest                  7,765         -             -
Less:  Partnership investment
 income                                  -             -             -
                                   -----------   -----------   -----------
Income before minority interest        751,264       904,901       220,208

Add:  Depreciation and amorti-
 zation of real estate assets          745,990       181,493        24,483

Less:  Gain on sales of assets           -             -           (66,679)

Less:  Non-recurring items:
       Accrued interest expense
        foregone on converted
        debentures                       -              -            -
                                   -----------   -----------   -----------
Funds from operations              $ 1,497,254   $ 1,086,394   $   178,012
                                   ===========   ===========
===========

                                                    All
Year Ended December 31, 1997                       Other         Total
----------------------------                     -----------   -----------
Net income                                       $  (361,481)  $ 1,507,127

Add:  Minority interest                                -             7,765
Less:  Partnership investment income                  (7,143)       (7,143)
                                                 -----------   -----------
Income before minority interest                     (368,624)    1,507,749

Add:  Depreciation and amorti-
 zation of real estate assets                         14,823       966,789

Less:  Gain on sales of assets                         -           (66,679)

Less:  Non-recurring items:
       Accrued interest expense foregone on
        converted debentures                        (285,624)     (285,624)
                                                 -----------   -----------
Funds from operations                            $  (639,425)  $ 2,122,235
                                                 ===========   ===========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(15)  Business segment information (continued)
      ----------------------------

Segment information for December 31, 1996 and 1995 - The Company has not restated 1996 and 1995 business segment information to conform to the current reporting for 1997. During the years ended 1996 and 1995, the Company was undergoing a fundamental reorganization of its business activities. The Company's original purpose was investing in mortgage loans. However, beginning in 1993, the Company became the owner of various real estate assets through acquisitions, foreclosures, and loan workouts with previous borrowers. As a result, throughout 1994, 1995 and 1996, the Company was changing its purpose to holding, leasing and operating real estate property for the production of income and appreciation in value. As a result, it is not cost justified to restate segment information, because the revised information would lack any comparability to 1997 information due to the dramatic difference in business purpose.

For 1996 and 1995, the Company's operations have been classified into three business segments: mortgage loan investing, rental real estate and hotel activities. Mortgage loan investing involves investing in mortgage loans primarily collateralized by income-producing real estate or real estate under development. Rental real estate includes the operation and management of commercial and residential properties. Hotel activities consist of hotel operating and lease revenue and operating expenses.

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

Summarized financial information by business segment for the years ended December 31, 1996 and 1995 is as follows:

                                                   1996           1995
                                               ------------   ------------
REVENUES
   Mortgage loan investing                     $ 1,569,450    $   395,421
   Rental real estate                            2,192,737      2,224,581
   Hotel activities                              2,825,455      2,214,114
                                               -----------    -----------
          CONSOLIDATED TOTAL                   $ 6,587,642    $ 4,834,116
                                               ===========    ===========
EXPENSES
   Mortgage loan investing                     $ 1,157,552    $  (481,478)
   Rental real estate                            1,700,658      1,403,546
   Hotel activities                              2,179,216      2,028,649
                                               -----------    -----------
          CONSOLIDATED TOTAL                   $ 5,037,426    $ 2,950,717
                                               ===========    ===========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(15)  Business segment information (continued)
      ----------------------------
                                                   1996           1995
                                               ------------   ------------
NET INCOME (LOSS)
   Mortgage loan investing                     $   411,898    $   876,899
   Rental real estate activities                   492,079        821,035
   Hotel activities                                646,239        185,465
                                               -----------    -----------
          CONSOLIDATED TOTAL                   $ 1,550,216    $ 1,883,399
                                               ===========    ===========
IDENTIFIABLE ASSETS
   Mortgage loan investing                     $ 1,550,024    $ 6,422,058
   Rental real estate activities                17,840,295     15,347,361
   Hotel activities                             13,152,177      6,029,411
                                               -----------    -----------
          CONSOLIDATED TOTAL                   $32,542,496    $27,798,830
                                               ===========    ===========
DEPRECIATION AND AMORTIZATION
   Mortgage loan investing                     $     -        $    48,505
   Rental real estate operations                   335,223        197,499
   Hotel activities                                445,251        520,729
                                               -----------    -----------
          CONSOLIDATED TOTAL                   $   780,474    $   766,733
                                               ===========    ===========
CAPITAL EXPENDITURES
   Mortgage loan investing                     $     -        $    17,986
   Rental real estate operations                 2,796,117      3,315,693
   Hotel activities                              7,523,064        508,635
                                               -----------    -----------
          CONSOLIDATED TOTAL                   $10,319,181    $ 3,842,314
                                               ===========    ===========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(16)  Commitments and contingencies
      -----------------------------

Guaranty:
--------

The Company is contingently liable as a guarantor on Industrial Revenue Bonds (IRB's) (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the borrower) in the amount of $2,655,000. The Series 1996 bonds were reissued to pay amounts due to the Company on Series 1984 Bonds. The Company entered into the Guarantor Agreement to effectuate the transaction whereby these funds would be available to the Company. The Company has pledged collateral to secure the guaranty. The collateral consists of the Company's Deed of Trust and Security Agreement executed by the borrower in favor of the Company on the Series 1984 Bonds, and assignment on a ratable basis of General Partnership Interest of River Market Venture, Inc. (a wholly owned subsidiary of the Company) in River Market Venture I, L.P.

In 1996, the Company assigned the IRB's, which were originally part of a note receivable, to the participants in the Company's Alternative Treatment Plan who elected to receive them as reductions of their Alternative Treatment. The Company's guarantee and collateral remain in place for these bonds.

Minimum rents:
-------------

The Company receives income on commercial and residential properties under noncancelable operating lease agreements expiring through 2001 in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1997 are as follows:

     Years Ended December 31,
     ------------------------

              1998                      $ 1,391,344
              1999                          380,903
              2000                          150,984
              2001                           50,610
              2002                           40,204
           Thereafter                        37,225
                                        -----------
              Total                     $ 2,051,270
                                        ===========

(17)  Subsequent events
      -----------------

On January 7, 1998, the Company acquired 10 additional limited partnership units in OPP IX as part of the bankruptcy settlement with Oppenheimer Industries, Inc., a previous borrower. As a result, the Company owns limited partnership interests equal to 25.12% of OPP IX.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(17)  Subsequent events (continued)
      -----------------

On February 1, 1998, the Company acquired a 90% managing general partnership interest in Soho West III, L.P. by converting its note receivable from the partnership to an ownership interest. The Company is to receive all of the partnership's distributions until certain returns to the Company have been attained.

(18)  Fair value of financial instruments
      -----------------------------------

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

Mortgage notes receivable - Fair values for loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The carrying amount has been evaluated for impairment and is stated at estimated net realizable value which is equivalent to fair value.

Notes payable - The fair value of the Company's convertible subordinated debentures was determined by using the most recent trades occurring between individual debenture holders. The value used in those trades was 30% of the face amount of the debentures. Based on those trades, the fair value of the convertible subordinated debentures is estimated at 30% of the principal amount of the debentures, plus accrued interest payable on those obligations.

The fair value of the Company's remaining long-term debt was estimated based on estimates of the current market rates for debt with similar remaining maturities and collateral.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(18)  Fair value of financial instruments (continued)
      -----------------------------------

The estimated fair values of the financial instruments are as follows:

                           December 31, 1997         December 31, 1996
                        ------------------------  ------------------------
                         Carrying       Fair       Carrying       Fair
                          Amount        Value       Amount        Value
                        -----------  -----------  -----------  -----------

Financial assets
  Cash and restricted
   cash                 $ 2,643,558  $ 2,643,558  $ 3,855,754  $ 3,855,754
  Mortgage notes
   receivable (after
   reduction for
   allowance for loan
   losses)                2,829,615    2,829,615      544,599      544,599

Financial liabilities
  Convertible subordi-
   nated debentures       1,646,534      715,673    3,227,043    1,300,887

  Notes payable - other  29,196,159   28,956,755   21,737,288   21,567,056

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                    Interest
                                    rate at      Final       Periodic
                         Interest   December   Maturity       Payment
    Location               Rate     31, 1997     Date          Terms
-------------------      ---------  ---------  --------  -----------------
PARTIALLY-EARNING

1ST MORTGAGE LOANS
------------------
  COMMERCIAL BUILDINGS
   Kansas City, MO        10.00%     10.00%    10/01/94   Quarterly pay-

                                                          ments equal to
                                                          property's net
                                                          cash flow; Unpaid
                                                          principal and
                                                          interest at
                                                          maturity

   Kansas City, MO            0%         0%    01/06/98   Principal due
                                                          at maturity
2ND & 3RD MORTGAGE LOANS
------------------------
  RESIDENTIAL
   Kansas City, MO        11.00%     11.00%    05/31/98   Payments equal to
                                                          7-1/2% of
                                                          property's net
                                                          cash flow after
                                                          interest payments
                                                          on 1st mortgage

   Mission, KS             9.5%        9.5%    06/01/01   Monthly payments
                                                          equal to
                                                          property's
                                                          available cash
                                                          flow after prin-
                                                          cipal & interest
                                                          payments on 1st
                                                          mortgage

UNSECURED LOANS
---------------
  COMMERCIAL BUILDING
   Kansas City, MO         9.0%        9.00%   12/31/06   Basic monthly
                                                          payments of
                                                          principal and
                                                          interest,
                                                          commencing
                                                          1/30/97 until
                                                          maturity



               See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

          SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                                                Principal
                                                                  Amount
                                                     Carrying    of Loans
                                                     Amount of  Subject to
                                          Face       Mortgages  Delinquent
                               Prior    Amount of   at December  Principal
    Location                   Liens    Mortgages    31, 1997   or Interest
-------------------         ----------  ----------  ----------  ----------
PARTIALLY-EARNING

1ST MORTGAGE LOANS
------------------
  COMMERCIAL BUILDINGS
   Kansas City, MO          $    -      $3,300,000  $1,774,738  $1,774,738

   Kansas City, MO               -         100,000     100,000     100,000

2ND & 3RD MORTGAGE LOANS
------------------------
  RESIDENTIAL
   Kansas City, MO           2,800,000   3,742,472   3,671,417   3,671,417

   Mission, KS               6,768,000     300,000     709,151     709,151

UNSECURED LOANS
---------------
  COMMERCIAL BUILDING
   Kansas City, MO               -         265,802     265,802     265,802
                            ----------  ----------  ----------  ----------

TOTAL MORTGAGE NOTES
 RECEIVABLE, PARTIALLY-
 EARNING                    $9,568,000  $7,708,274  $6,521,108  $6,521,108
                            ==========  ==========  ==========  ==========





               See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

          SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)

               Years Ended December 31, 1997, 1996 and 1995


                                          Year Ended December 31
                                   ---------------------------------------
                                      1997           1996         1995
                                   -----------   -----------   -----------
Balance at beginning of year       $ 5,519,500   $15,962,800   $21,210,120
Additions during year
   Advances on existing loans          295,258       101,856        -
   Other recoveries                    709,151        -             -
                                   -----------   -----------   -----------
      Total additions                6,523,909    16,064,656    21,210,120
                                   -----------   -----------   -----------
Deductions during year
   Collection of principal               2,801        35,057     1,243,500
   Write off principal against
    the allowance                       -         10,510,099     4,003,820
                                   -----------   -----------   -----------
      Total deductions                   2,801    10,545,156     5,247,320
                                   -----------   -----------   -----------
          BALANCE AT END OF YEAR   $ 6,521,108   $ 5,519,500   $15,962,800
                                   ===========   ===========   ===========











               See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Write Off
                     Beginning    Charged to      of Un-      Balance at
                     Balance at    Expense      Collectible      End of
                       Period     (Recovery)      Accounts       Period
                    ------------  ------------  ------------  ------------
DESCRIPTION
-----------

Year ended December
31, 1997:
  Deducted from
  asset accounts:
    Allowance for
    losses -
      mortgage
      notes
      receivable    $ 4,974,901   $(1,283,408)  $     -       $ 3,691,493
                    ===========   ===========   ===========   ===========
Year ended December
31, 1996:
  Deducted from
  asset accounts:
    Allowance for
    losses -
      mortgage
      notes
      receivable    $10,780,742   $(3,854,698)  $(1,951,143)  $ 4,974,901
    Allowance for
    losses -
      interest
      receivable        613,742      (408,028)     (205,714)       -
                    -----------   -----------   -----------   -----------
     TOTAL          $11,394,484   $(4,262,726)  $(2,156,857)  $ 4,974,901
                    ===========   ===========   ===========   ===========
Year ended December
31, 1995:
  Deducted from
  asset accounts:
    Allowance for
    losses -
      mortgage
      notes
      receivable    $16,517,563   $(1,733,001)  $(4,003,820)  $10,780,742
    Allowance for
    losses -
      interest
      receivable        813,742      (200,000)        -           613,742
                    -----------   -----------   -----------   -----------
     TOTAL          $17,331,305   $(1,933,001)  $(4,003,820)  $11,394,484
                    ===========   ===========   ===========   ===========


               See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
      SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

                                                             Carrying Cost
                                                 Additions    at 12/31/97
                                  Initial Cost     since      ------------
                                  ------------  Acquisition    Buildings
                                   Buildings    ------------    & Land
                      Encum-        & Land      Improvements  Improvements
Description           brances     Improvements  Carrying Cost   Total (4)
-----------         ------------  ------------  ------------  ------------
Commercial:
----------
Rivermarket -
Kansas City, MO         (1)       $ 7,490,894   $   633,965   $ 8,124,859

Soho VI -
Kansas City, MO         (1)         1,494,345        38,805     1,533,150

Gaslight Garage -
Kansas City, MO                     1,161,638        13,254     1,174,892

1801 Main -
Kansas City, MO                       300,000        16,885       316,885

39/40 Plaza -
Kansas City, MO                       725,000        48,187       773,187

Hotels:
------
Ramada -
Phoenix, AZ             (1)         3,952,594     2,616,967     6,569,561

Ramada -
Euless, TX             (1,3)        5,772,619     1,039,482     6,812,101

Ramada -
Wichita, KS             (2)         7,323,687         -         7,323,687

Historic Suites -
Kansas City, MO         (1)         7,500,000       190,830     7,690,830


(1) Encumbered by mortgage note payable with a balance at December 31, 1997 of $19,675,000.
(2) Encumbered by mortgage note payable with a balance at December 31, 1997 of $7,249,997.
(3) Encumbered by note payable with a balance at December 31, 1997 of $24,436.
(4) The aggregate carrying cost for Federal income tax purposes at December 31, 1997 is $38,369,931.


               See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
(Continued)

                                                             Carrying Cost
                                                 Additions    at 12/31/97
                                  Initial Cost     since      ------------
                                  ------------  Acquisition    Buildings
                                   Buildings    ------------    & Land
                      Encum-        & Land      Improvements  Improvements
Description           brances     Improvements  Carrying Cost   Total (4)
-----------         ------------  ------------  ------------  ------------
Unimproved land:
---------------
Gabriel -
Kansas City, MO                        65,003        62,399       127,402

All other property
 and equipment                         20,860         4,788        25,649
                                  -----------   -----------   -----------
Totals                            $35,806,640   $ 4,665,562   $40,472,203
                                  ===========   ===========
===========


(1) Encumbered by mortgage note payable with a balance at December 31, 1997 of $19,675,000.
(2) Encumbered by mortgage note payable with a balance at December 31, 1997 of $7,249,997.
(3) Encumbered by note payable with a balance at December 31, 1997 of $24,436.
(4) The aggregate carrying cost for Federal income tax purposes at December 31, 1997 is $38,369,931.









               See Accompanying Independent Auditors' Report

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
(Continued)
                                   Estimated
                    Accumulated     Date of         Date      Depreciable
Description         Depreciation  Construction    Acquired        Life
-----------         ------------  ------------  ------------  ------------
Commercial:
----------
Rivermarket -
Kansas City, MO     $   322,805   1870 - 1890       6-95      7 & 39 years

Soho VI -
Kansas City, MO          21,740      1900           12-96     7 & 39 years

Gaslight Garage -
Kansas City, MO         150,491      1986           8-93      5 & 39 years

1801 Main -
Kansas City, MO          26,617      1950           1-93      5 & 39 years

39/40 Plaza -
Kansas City, MO          37,459      1970           1-94      5 & 39 years

Hotels:
------
Ramada -
Phoenix, AZ             574,295      1956           6-94      7 & 39 years

Ramada -
Euless, TX            1,325,810      1971           3-94      5 - 39 years

Ramada -
Wichita, KS              65,996   1954, 1973
                                     1985          10-97      5 - 39 years

Historic Suites -
Kansas City, MO         300,166      1890           9-96      7 & 39 years

Unimproved land:
---------------
Gabriel -
Kansas City, MO           -          1890          Various    5 & 39 years

All other property
 and equipment            8,059
                    -----------
Totals              $ 2,833,438
                    ===========

(1) Encumbered by mortgage note payable with a balance at December 31, 1997 of $19,675,000.
(2) Encumbered by mortgage note payable with a balance at December 31, 1997 of $7,249,997.
(3) Encumbered by note payable with a balance at December 31, 1997 of $24,436.
(4) The aggregate carrying cost for Federal income tax purposes at December 31, 1997 is $38,369,931.
               See Accompanying Independent Auditors' Report