Form 10-Q
period 1998-03-31
MASTER MORTGAGE INVESTMENT FUND INC
filed 1998-05-15
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

                              MARCH 31, 1998

                                    OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to __________________.
                        Commission File Number 33-22805


MASTER REALTY PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

          Delaware                         48-1056392
          (State of jurisdiction of        (I.R.S. Employer
          incorporation or organization)   Identification No.)

          712 Broadway, Suite 700
          Kansas City, Missouri 64105
          (Address of principal offices)  (Zip Code)

     Registrant's telephone number, including area code:(816) 474-9333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No X_

     As of March 31, 1998, the Registrant had 2,491,622 shares of preferred stock and 32,888,208 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the March 31, 1998 unaudited financial statements was $15,066,989.

                      MASTER REALTY PROPERTIES, INC.
                         MARCH 31, 1998 FORM 10Q
                                INDEX




Part I: Financial Statements

     Financial Statements*

A.  Balance Sheets as of March 31, 1998 and December 31, 1997       3-4

B.  Statement of Operations for the three months Ended
    March 31, 1998 and 1997                                           5

C.  Statement of Changes in Shareholders' Equity for the
    three months ended March 31, 1998 and 1997                        6

D.  Statement of Cash Flows for the three months ended
    March 31, 1998 and 1997                                           7

Notes to Unaudited Financial Statements                            8-16

Management's Discussion and Analysis of
Financial Condition and Results of Operations                        17

Signatures                                                           19

* All financial statements, except the balance sheet as of December 31, are unaudited

                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    March 31, 1998 and December 31, 1997


                                            March 31,      December 31,
                                              1998             1997

                                A S S E T S

CASH                                       $ 1,664,761     $  2,348,692

RESTRICTED CASH                                373,874          294,866

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses             1,023,881        2,829,615

NOTE RECEIVABLE                                221,531          193,460

PROPERTY HELD FOR INVESTMENT                 1,000,000        1,000,000

INVESTMENT IN REAL ESTATE PARTNERSHIPS         188,458          188,938

INTEREST RECEIVABLE                              5,425            ---

ACCOUNTS RECEIVABLE                          1,551,943        1,155,214

INDUSTRIAL REVENUE BONDS                       276,452          276,452

PROPERTY AND EQUIPMENT,
at cost less accumulated depreciation       43,006,869       37,638,765

OTHER ASSETS                                 1,384,162        1,267,660
                                           -----------      -----------

                    TOTAL ASSETS           $50,697,356      $47,193,662
                                           ===========      ===========

                           MASTER REALTY PROPERTIES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (Continued)

                      March 31, 1998 and December 31, 1997

                                            March 31,      December 31,
                                              1998             1997

                           L I A B I L I T I E S

NOTES PAYABLE                              $ 34,258,555    $  30,842,693

OTHER LIABILITIES                             1,025,594        2,037,553

                                           ------------    -------------

          TOTAL LIABILITIES                $ 35,284,149    $  32,880,246
                                           ============    =============

MINORITY INTEREST IN SUBSIDIARIES               346,218          515,960

COMMITMENTS AND CONTINGENCIES (Note 16)


                  S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
     Convertible preferred stock, par
     value $.01, liquidation preference
     up to 5% of the Company's net assets,
     authorized 2,500,000 shares                 24,916           24,916

     Common stock, par value $.01,
     authorized 45,000,000 shares               328,881          291,814

     Additional paid-in capital              41,539,801        40,926,229
                                            -----------       -----------

          TOTAL CAPITAL CONTRIBUTED          41,893,598        41,242,959

RETAINED DEFICIT                            (26,811,273)      (27,430,67)

TREASURY STOCK, 67,990 shares of common
     stock, and 475 shares of preferred
     stock                                      (15,336)         (15,336)
                                            ------------       ----------

          TOTAL STOCKHOLDERS' EQUITY         15,066,989        13,797,456
                                            ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 50,697,356       $ 47,193,662

                           MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended March 31, 1998, and 1997

                                               1998            1997

REVENUES
     Rental income                         $    843,115     $   666,262
     Hotel Income                               696,000         576,774
     Interest and fees on mortgage loans         27,515           5,131
     Other income (loss)                         41,080          45,100
     Gain on sale of assets                      81,884
                                           ------------     -----------

          TOTAL REVENUES                   $  1,689,594     $ 1,293,267
                                           ============     ===========

EXPENSES
     Loan Servicing Fees                   $      7,945           9,363
     Rental expenses                            366,747         368,637
     General and administrative expenses        101,776         227,888
     Legal and accounting                       125,714          68,163
     Payroll and employee benefits              139,426         131,078
     Depreciation and amortization              381,467         222,183
     Interest expense                           570,991         642,925
     Provision for loan losses (recoveries)    (623,366)       (300,538)
                                            -----------     ------------

          TOTAL EXPENSES                   $ 1,070,700      $ 1,369,699
                                            -----------     -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                                         2,971

          NET INCOME                           618,894          (79,403)
                                           ===========      ============

BASIC EARNINGS PER SHARE                       0.0175           (0.003)

DILUTED EARNINGS PER SHARE                     0.015            (0.002)

                        MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   Three Months Ended March 31, 1998 and 1997

                                   PREFERRED   PREFERRED    COMMON    COMMON
                                     STOCK       STOCK       STOCK     STOCK
                                    SHARES      AMOUNT      SHARES    AMOUNT

Balances, December 31, 1996        2,491,622     24,916    1,308,669  155,546
Debenture Conversion to Stock                             18,728,793   44,828
                                   ---------    -------   ----------  -------
Balances, March 31, 1997           2,491,622     24,916   20,037,462  200,374
                                   =========    =======   ==========  =======

Balances, December 31, 1997        2,491,622     24,916   29,181,486  291,814

Debenture Conversion to Stock                                413,527    4,135
Unsecured Director's Fees
   Converted to Stock                                        282,738    2,827
Pension Plan Stock Conversion                                863,095    8,631
Stock Bonus                                                2,147,362   21,474
                                   ---------    -------   ----------  -------
Balances, March 31, 1998           2,491,622     24,916   32,888,208  328,881
                                   =========    =======   ==========  =======



                           CAPITAL IN                            TOTAL
                         EXCESS OF PAR  UNDISTRIBUTED TREASURY SHAREHOLDER'S
                             VALUE     EARNINGS (DEF)   STOCK     EQUITY

Balances, Dec. 31, 1996   38,587,104   (28,937,294)              9,830,272
Debenture Conversion
   to Stock                  959,318                             1,004,146
Net Income for the Period                  (79,403)
Treasury Stock               (15,336)                              (15,336)
                           ----------  ------------   --------- -----------
Balances, March 31, 1997  39,531,086   (29,016,697)            (10,739,679)
                          ==========   ===========    ========= ===========

Balances, Dec. 31, 1997   40,926,229   (27,430,167)    (15,336) 13,797,456

Debenture Conversion
   to Stock                   88,495                                92,630
Unsecured Director's Fees
   Converted to Stock         16,173                                19,000
Pension Plan Stock
   Conversion                 49,369                                58,000
Stock Bonus                  459,535                               481,009
Net Income for the Period                  618,894
                           ----------  ------------   --------- ----------
Balances, March 31, 1998  41,539,801   (26,811,273)    (15,336)  15,066,989
                          ==========   ===========    ========= ===========

                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three Months Ended March 31, 1998 and 1997


                                                     1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $   618,894    $  (79,403)
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities
         Minority interest                           (169,742)       (2,971)
               Interest receivable                    (5,425)        5,425
               Accounts receivable                   (396,729)   (1,245,795)
               Prepaid Expenses                                      (3,002)
               Other assets, net                    (116,502)      692,343
               Increase (decrease) in
                  operating liabilities
               Other liabilities                    (474,004)       42,728
               Prepetition liabilities                (13,770)      (71,728)
               Interest payable                       126,454       (56,968)
                                                 ------------     ----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                            (430,824)     (719,371)
                                                 ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase mortgage notes receivable            1,777,663        73,345
     Acquisition of real estate partnerships              480      (399,895)
     Increase in fixed assets                      (5,368,104)     (114,041)
                                                 ------------     ----------


NET CASH USED IN INVESTING ACTIVITIES           $  (3,589,961)   $ (440,591)

CASH FLOW FROM FINANCING ACTIVITIES
     Increase (Decrease) in notes
        payable - related
     Increase in notes payable                  $   3,415,862    $   (1,419)
                                                 ------------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $   3,415,862    $   (1,419)
                                                 ------------     ----------

NET INCREASE (DECREASE) IN CASH                      (604,923)   (1,161,381)

CASH, BEGINNING OF PERIOD                          2,643,558     3,855,754

CASH, END OF PERIOD                             $  2,038,635    $2,694,373

(1)  Restricted cash and escrows

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

                                         March 31, 1998     December 31, 1997

Debt service reserve                       $147,271             $146,000
Capital expenditure reserve                 163,079               91,035
Impound costs sub-account                   122,313               57,831
                                           --------             --------
Total restricted cash and escrows          $432,663             $294,866
                                           ========             ========

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

(2)  Mortgage notes receivable

                                         March 31, 1998     December 31, 1997

Mortgage notes receivable,
   partially-earning                       $2,692,590           $6,521,108
Allowance for losses                       (1,668,709)          (3,691,493)
                                           ----------            ---------
Net mortgage notes receivable              $1,023,881           $2,829,615
                                           ==========           ==========

Mortgage notes receivable are collateralized by real estate, assignment of rents, certain future earnings of borrowers, other borrower assets, investor notes and borrower personal guarantees. The collateralized real estate is located at various geographical locations, with a concentration in a downtown area of Kansas City, Missouri. A substantial portion of the Company's debtors' ability to honor their contracts is dependent upon the real estate economy. Effective February 1, 1998, the Company converted its partially-earning mortgage note receivable with a net carrying value of $1,748,633 into a partnership investment (see Note 13).

Due to the uncertainty of future collections and possible foreclosures, it is not practicable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.

(3)  Property held for investment

                                         March 31, 1998     December 31, 1997

Non-earning, land in New Mexico            $1,000,000           $1,000,000
                                           ==========           ==========

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

(4)  Investment in real estate partnerships

Investment in real estate partnerships consists of the following:

                                                              Ownership %
                                           Ownership            at March
                                            Interest         1998    1997

OPP IX, Limited Partnership                 Limited          25.12%   24.9%
OPP X, Limited Partnership                  Limited            2.3%    2.3%
Historic Suites of America - KC             Limited           19.8%   19.8%

The Company acquired an additional 10 limited partnership units in OPP IX on January 7, 1998.


(5)  Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:

                                         March 31, 1998     December 31, 1997

Ramada Inn - Phoenix, Arizona            $  395,085         $  353,085
Ramada Inn - Euless, Texas                  561,714            525,755
Historic Suites - Kansas City, Missouri     114,479            114,479
Holiday Inn - Wichita, Kansas               118,824            118,824
                                           --------           --------
Total                                    $1,190,102         $1,112,143
                                         ==========         ==========

(6)  Industrial revenue bonds

As disclosed in Note 12 the Company is contingently liable as a guarantor on Industrial Revenue Bonds (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the Borrower). The Company owned the bonds, which totaled $2,655,000 as part of a note receivable, and distributed $2,345,000 in 1996, and $33,548 in 1997 in satisfaction of certain notes payable obligations. The Company sold all of its remaining bonds in April 1998 at their face value.

(7)  Property and equipment

                                         March 31, 1998     December 31, 1997
Cost
   Land and land improvements              $ 6,869,699          $ 6,880,699
   Building and building improvements       34,956,801           30,750,746
   Furniture and equipment                   4,305,812            2,840,758
                                           -----------          -----------
Total Cost                                 $46,132,312          $40,472,203
   Accumulated depreciation                 (3,125,443)          (2,833,438)
                                           -----------          -----------
Net property, plant and equipment          $43,006,869          $37,638,765
                                           ===========          ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expenses. The aggregate depreciation charged to operations for the period ended March 31, 1998 and 1997 was $320,119 and $114,483, respectively.

(8)  Notes payable

                                         March 31, 1998     December 31, 1997

Salomon Brothers mortgage note            $19,622,617          $19,675,000
Salomon Brothers Mezzanine note               930,000              930,000
Salomon Brothers
   Tranche A                                     -                    -
   Tranche B                                     -                    -
Midland Bank mortgage note                  7,249,997             7,249,997
Hillcrest Bank                              3,600,000
Convertible subordinated debentures         1,546,203             1,646,534
Alternative treatment plan                       -                    -
Unsecured alternative treatment note        1,016,331               994,430
Unsecured non-interest bearing note payable   158,975               174,406
Real estate tax notes                         111,388               147,890
Hotel van loan                                 23,044                24,436
                                          ----------             ----------
Total notes payable                       $34,258,555           $30,842,693

Salomon Brothers mortgage note - Mortgage note payable (First Mortgage Note) of December 19, 1997 with monthly principal and interest payments of $145,397 based on an interest rate of 7.5% and a 25-year amortization period. The initial payment of accrued interest only through January 31, 1997 was paid on February 1, 1998. The outstanding principal and interest are due at maturity on January 1, 2008. The nonrecourse First Mortgage Note is collateralized by commercial, residential and hotel properties in Kansas City, Missouri, a hotel in Phoenix, Arizona and a hotel in Euless, Texas. This note is also cross-collateralized and cross-defaulted with the Mezzanine Note and the Cash Collateral Agreement.

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

Hillcrest Bank mortgage note -Mortgage note payable of February, 1998 with interest and principal payable monthly at an interest rate of 9.25%. Principal is amortized based on a twenty year amortization. All unpaid principal and interest is due in February, 2000. The Company has guaranteed payment under this note. The note may be renewed for an additional year.

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year. The securities mature December 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the periods ended March 31, 1998 and 1997 amounted to $92,630 and $50,393, respectively. The securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior Indebtedness is to be paid in full before holders of the Subordinated Debentures are to be paid any principal or interest.

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

Real estate tax note - Unsecured note payable consisting of an agreement with the taxing authorities for delinquent real estate taxes on a foreclosed property with interest imputed at 9% and monthly payments of $3,220.30 until maturity on August 15, 2002. On March 31, 1998 the Company sold a property which was the subject of an unsecured real estate tax note. This note was paid off as part of the closing of this sale.

Hotel van loan - 9.25% note payable, collateralized by a vehicle, payable in monthly installments of $646 until maturity in September 2001.

(9)  Other liabilities

Other liabilities consist of the following:

                                         March 31, 1998     December 31, 1997

Interest payable                           $  126,454           $   -
Accounts payable                              131,121              169,550
Accrued bonus pool                            296,398            1,324,113
Due to affiliates                             349,849              367,707
Other liabilities                             121,772              176,183
                                           ----------           ----------
                                           $1,025,594           $2,037,553
                                           ==========           ==========

At March 31, 1998 and December 31, 1997, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees. Bonus pool expense charged to operations for the period March 31, 1997, was $178,000.

(10)  Treasury stock

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

(11)  Business segment information

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

The following table illustrates information concerning segment profit or loss and segment assets:

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 3-31-98    Leasing    Properties   Restructure  Other   Total

Revenues from
   external customers  $ 696,000   $ 753,678    $ 89,437   $ 30,793 1,569,908
Interest revenue           7,049       1,002      23,058      6,693    37,802
                       ---------   ---------    --------   -------- ---------
Total revenues         $ 703,049   $ 754,680    $112,495   $ 37,486 1,607,710

Percentage of segment
   revenues to total       44%         47%          7%         2%       100%
Interest expense         211,723     157,297       2,892    199,078   570,990
Depreciation and
   amortization          235,094      82,815       7,073     56,484   381.466
Segment profit (loss)    256,232     342,128      30,596    (10,062)  618,894
Percentage of segment
   profit (loss) to total  41%         55%           5%        (1%)     100%

Other significant non-
   cash items:
   Convertible sub-
     ordinated debentures
     converted to
     common stock           -           -             -       92,630   92,630


March 31, 1998

Segment assets        27,219,197  16,489,789   2,086,148 4,902,222 50,697,356
Percentage of segment
   assets to total         53%        33%         4%        10%
Expenditures for
   segment assets        109,047   5,255,380       3,677     -      5,368,104

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

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 3-31-98    Leasing    Properties   Restructure  Other   Total

Net income             $ 256,232   $ 342,128    $ 30,596   $(10,062) $618,894
Monthly interest           -           -            -          -        -
Less partnership
   investment income                                           (479)    (497)
                       ---------   ---------    --------   -------- ---------
Income before
   minority interest   $ 256,232   $342,128     $ 30,596   $(10,541) $618,415

Add: Depreciation and
   amortization of
   real estate assets    232,294     57,061        7,073     40,716   337,144

Less: Gain on sales
   of assets               -           -            -       (81,884) (81,884)

Less: Non-recurring
   items:  accrued
   interest expense
   foregone on
   converted debentures                                     (25,653) (25,653)
                       ---------   ---------    --------   -------- ---------
Funds from operations  $ 488,526   $399,189      $ 37,669  $(77,362) $848,022
                       =========   ========      ========  ========= ========

(12)  Guaranty:

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

Minimum rents:

The Company receives income on commercial and residential properties under noncancelable operating lease agreements expiring through 2001 in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1997 are as follows:

Years Ended December 31
   1998                                                $1,391,344
   1999                                                   380,903
   2000                                                   150,984
   2001                                                    50,610
   2002                                                    40,204
   Thereafter                                              37,225
                                                       ----------

Total                                                  $2,051,270
                                                       ==========

(13)  Acquisitions

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:

     The following discussion compares historical results of operation for the period ended March 31, 1998 and 1997. The discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company:

    The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these leases either directly or through subsidiaries or partnerships.

Results of Operations:

     Period Ended March 31,1998 Compared with Period Ended March 31, 1997

Rental Properties

     Revenue from rental properties increased by $176,853 for the three months ended March 31, 1997 to March 31, 1998. This increase was due to the increases in rental rates in all of the Properties, reduction in vacancies, and the purchase of a mixed-use property in February, 1998.

     Rental expenses decreased from $368,637 at March 31, 1997 to $366,747 at March 31, 1998. This decrease of $1,890 was due to cost efficiencies achieved in operating costs at the properties.

Hotel Properties:

     Revenues from hotel lease income increased from $576,774 at March 31, 1997 to $696,000 for March 31, 1998. This substantial increase was due to the addition of a hotel property in October, 1997.

Other Revenues and Expenses:

     The Company continued to receive interest income on its remaining real estate loans. The amount received was $27,515 and $5,131 for March 31, 1998 and March 31, 1997 respectively.

     The Company disposed of a rental property on March 31, 1998 at a gain of $81,884.

     The Company had a $126,112 decrease in general and administrative expenses for the three months ended March 31, 998 compared to March 31, 1997. This decrease was entirely attributable to a decrease in the Company's bonus pool for employees from March 31, 1997 to March 31, 1998.

     Interest expense decreased by $71,934 from $642,925 at March 31, 1997 to $570,991 at March 31, 1998. This decrease was due to the refinancing of the Companies assets and the decline in interest attributed to debentures.

     The Company has continued to recover losses previously reserved related to the Company's former loan portfolio. The recovery for March 31, 1998 was $623,362 compared to $300,538 for March 31, 1997.

Liquidity and Capital Resources:

     The Company had deficits in cash flow from both the operating and investing activities which represented the payment of Company liabilities and the acquisition of additional real estate assets.

     The Company had an increase in cash flows from financing activities related to the debt financing of the acquisition of additional real estate assets.

Funds from Operations:

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

     The following reflects the FFO of the Company for the periods ended March 31, 1998 and 1997.

                                       March 31, 1998    March 31, 1997

Net income (loss)                          $618,894         $(79,403)
Add minority interest                          -               2,971
Less partnership investment income             (497)
                                           ---------        ---------
Income before minority interest            $618,415         $(76,432)
Add depreciation and amortization
   of real estate assets                    337,144          152,427
Less non-recurring items: accrued
   interest expense foregone on
   converted debentures                     (25,653)
Gain on sale of assets                      (81,884)
                                           ---------        ---------
Funds from operations                      $848,022         $ 75,955
                                           ========         ========

                                 SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:                        , 1998, MASTER REALTY PROPERTIES, INC.
       -----------------------


By:  --------------------------
     /S/ John J. Bennett, Chairman
     (Principal Executive Officer)



     --------------------------
     Thomas H. Trabon, Executive Vice President and Chief Financial Officer