Form 10-Q
period 1998-06-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1998-08-14
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

                              JUNE 30, 1998

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

     As of June 30, 1998, the Registrant had 46,350 shares of preferred stock and 1,175,775 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the June 30, 1998 unaudited financial statements was $14,862,358.
                      MASTER REALTY PROPERTIES, INC.
                         JUNE 30, 1998 FORM 10Q
                                INDEX




Part I: Financial Statements

     Financial Statements*

A.  Balance Sheets as of June 30, 1998 and December 31, 1997

B.  Statement of Operations for the three months Ended
    June 30, 1998 and 1997

C.  Statement of Operations for the six months Ended
    June 30, 1998 and 1997.

D. Statement of Changes in Shareholders' Equity for the six months ended June 30, 1998 and 1997

E.  Statement of Cash Flows for the six months ended
    June 30, 1998 and 1997


Notes to Unaudited Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Signatures

* All financial statements, except the balance sheet as of December 31, are unaudited

                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    June 30, 1998 and December 31, 1997


                                            June 30,      December 31,
                                              1998             1997

                                A S S E T S

CASH                                       $ 1,428,269     $  2,348,692

RESTRICTED CASH                                234,954          294,866

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses             1,090,153        2,829,615

NOTE RECEIVABLE                                209,640          193,460

PROPERTY HELD FOR INVESTMENT                 1,000,000        1,000,000

INVESTMENT IN REAL ESTATE PARTNERSHIPS         181,371          188,938

ACCOUNTS RECEIVABLE                          1,004,436        1,155,214

INDUSTRIAL REVENUE BONDS                        91,743          276,452

PROPERTY AND EQUIPMENT,
at cost less accumulated depreciation       43,536,499       37,638,765

OTHER ASSETS                                 1,342,917        1,267,660
                                           -----------      -----------

                    TOTAL ASSETS           $50,119,982      $47,193,662
                                           ===========      ===========

                           MASTER REALTY PROPERTIES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (Continued)

                      June 30, 1998 and December 31, 1997

                                            June 30,      December 31,
                                              1998             1997

                           L I A B I L I T I E S

NOTES PAYABLE                              $ 34,156,584    $  30,842,693

OTHER LIABILITIES                               772,408        2,037,553

                                           ------------    -------------

          TOTAL LIABILITIES                $ 34,928,992    $  32,880,246
                                           ============    =============

MINORITY INTEREST IN SUBSIDIARIES               328,632          515,960

COMMITMENTS AND CONTINGENCIES (Note 16)


                  S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
     Convertible preferred stock, par
     value $.01, liquidation preference
     up to 5% of the Company's net assets.          464           24,916

     Common stock, par value $.01,
     authorized 45,000,000 shares                11,758          291,814

     Additional paid-in capital              41,847,329        40,926,229
                                            -----------       -----------

          TOTAL CAPITAL CONTRIBUTED          41,859,551        41,242,959

RETAINED DEFICIT                            (26,981,857)      (27,430,167)

TREASURY STOCK, 67,990 shares of common
     stock, and 475 shares of preferred
     stock                                      (15,336)         (15,336)
                                            ------------       ----------

          TOTAL STOCKHOLDERS' EQUITY         14,862,358        13,797,456
                                            ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $50,119,982       $ 47,193,662

                           MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended June 30, 1998, and 1997

                                               1998            1997

REVENUES
     Rental income                         $    890,792     $   686,618
     Hotel Income                               696,000         564,644
     Interest and fees on mortgage loans         78,814          35,070
     Other income (loss)                         12,377              32
                                           ------------     -----------

          TOTAL REVENUES                   $  1,677,983     $ 1,286,364
                                           ============     ===========

EXPENSES
     Loan Servicing Fees                   $      9,676           8,630
     Rental expenses                            521,037         286,269
     General and administrative expenses        149,862         139,931
     Legal and accounting                        33,081          85,230
     Payroll and employee benefits              137,300         115,720
     Depreciation and amortization              358,203         444,435
     Interest expense                           694,325         549,058
     Provision for loan losses (recoveries)     (61,899)         (2,315)
                                            -----------     ------------

          TOTAL EXPENSES                   $ 1,841,585      $ 1,605,558
                                            -----------     -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                        6,985              468

          NET INCOME                       $  (170,587)     $  (319,662)
                                           ===========      ============

BASIC EARNINGS PER SHARE                        (.1396)          (.0139)

DILUTED EARNINGS PER SHARE                      (.1245)          (.0189)

                           MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Six Months Ended June 30, 1998, and 1997

                                               1998            1997

REVENUES
     Rental income                         $  1,733,907     $ 1,352,880
     Hotel Income                             1,392,000       1,141,418
     Interest and fees on mortgage loans        106,329          40,201
     Other income (loss)                         22,664          45,132
     Gain on sale of assets                      81,884
                                           ------------     -----------

          TOTAL REVENUES                   $  3,336,784     $ 2,579,631
                                           ============     ===========

EXPENSES
     Loan Servicing Fees                   $     17,621          17,993
     Rental expenses                            887,784         654,906
     General and administrative expenses        251,638         367,819
     Legal and accounting                       158,795         153,393
     Payroll and employee benefits              276,726         246,798
     Depreciation and amortization              739,670         666,618
     Interest expense                         1,265,316       1,191,983
     Provision for loan losses (recoveries)    (716,058)       (324,253)
                                            -----------     ------------

          TOTAL EXPENSES                   $ 2,881,492      $ 2,975,257
                                            -----------     -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                        6,985           3,439

          NET INCOME                       $   448,307      $ (399,065)
                                           ===========      ============

BASIC EARNINGS PER SHARE                         .3668          (.0173)

DILUTED EARNINGS PER SHARE                       .3273          (.0136)

                        MASTER REALTY PROPERTIES, INC.
                            AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   Three Months Ended June 30, 1998 and 1997

                                   PREFERRED   PREFERRED    COMMON    COMMON
                                     STOCK       STOCK       STOCK     STOCK
                                    SHARES      AMOUNT      SHARES    AMOUNT

Balances, December 31, 1996      2,491,622     24,916    1,308,669  155,546
Debenture Conversion to Stock                           19,267,131   50,212
Net Income for the Period
Treasury Stock
                                 ---------    -------   ----------  -------
Balances, June 30, 1997          2,491,622     24,916   20,575,800  205,758
                                 =========    =======   ==========  =======

Balances, December 31, 1997      2,491,622     24,916   29,181,486  291,814

Debenture Conversion to Stock                            4,252,262   42,523
Reverse Stock Split             (2,445,272)   (24,452) (32,257,973)(322,579)
Net income for the period
                                ----------    -------   ----------  -------
Balances, June 30, 1998             46,350        464    1,175,775   11,758
                                ==========    =======   ==========  =======



                           CAPITAL IN                            TOTAL
                         EXCESS OF PAR  UNDISTRIBUTED TREASURY SHAREHOLDER'S
                             VALUE     EARNINGS (DEF)   STOCK     EQUITY

Balances, Dec. 31, 1996   38,587,104   (28,937,294)              9,830,272
Debenture Conversion
   to Stock                1,074,542                             1,124,754
Net Income for the Period                 (399,065)               (399,065)
Treasury Stock               (15,336)                              (15,336)
                           ----------  ------------   --------- -----------
Balances, June 30, 1997   39,646,310   (29,336,359)            (10,540,625)
                          ==========   ===========    ========= ===========

Balances, Dec. 31, 1997   40,926,229   (27,430,167)    (15,336) 13,797,456

Debenture Conversion
   to Stock                  830,399                               872,925
Reverse Stock Split           90,704                              (256,327)
Net Income for the Period                  448,307                 448,307
                           ----------  ------------   --------- ----------
Balances, June 30, 1998  41,847,332   (26,981,860)    (15,336)  14,862,358
                          ==========   ===========    ========= ===========

                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three Months Ended June 30, 1998 and 1997


                                                     1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $   448,310    $ (399,065)
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities
         Minority interest                           (187,328)       (3,439)
               Interest receivable                                    5,425
               Accounts receivable                    150,778    (1,034,733)
               Prepaid Expenses                                      (3,002)
               Other assets, net                      (75,257)      960,640
               Increase (decrease) in
                  operating liabilities
               Other liabilities                    (530,663)        38,942
               Prepetition liabilities                (13,022)      (27,217)
               Interest payable                       146,003       (49,196)
                                                 ------------     ----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                            ( 61,179)     (511,645)
                                                 ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease mortgage notes receivable            1,723,282        73,345
     Decrease in real estate partnerships              7,567      (440,538)
     Decrease in industrial revenue bonds            184,709
     Increase in fixed assets                     (5,897,734)     (103,031)
                                                 ------------     ----------


NET CASH USED IN INVESTING ACTIVITIES           $  (3,982,176)   $ (470,224)

CASH FLOW FROM FINANCING ACTIVITIES
     Decrease in equity due to
        reverse stock split                          (250,871)
     Increase in notes payable                  $   3,313,891    $ (345,212)
                                                 ------------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $   3,063,020   $(1,327,081)
                                                 ------------     ----------

NET INCREASE (DECREASE) IN CASH                      (980,335)   (1,327,081)

CASH, BEGINNING OF PERIOD                          2,643,558      3,855,754

CASH, END OF PERIOD                             $  1,663,223     $2,528,673

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

                                         June 30, 1998      December 31, 1997

Debt service reserve                       $149,211             $146,000
Capital expenditure reserve                 132,652               91,035
Impound costs sub-account                    46,909               57,831
                                           --------             --------
Total restricted cash and escrows          $234,954             $294,866
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

(2)  Mortgage notes receivable

                                         June 30, 1998     December 31, 1997

Mortgage notes receivable,
   partially-earning                       $2,758,862           $6,521,108
Allowance for losses                       (1,668,709)          (3,691,493)
                                           ----------            ---------
Net mortgage notes receivable              $1,090,153           $2,829,615
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

                                          June 30, 1998     December 31, 1997

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

(4)  Investment in real estate partnerships

Investment in real estate partnerships consists of the following:

                                                              Ownership %
                                           Ownership              at
                                            Interest        6/30/98 12/31/97

OPP IX, Limited Partnership                 Limited          25.12%   24.9%
OPP X, Limited Partnership                  Limited            2.3%    2.3%
Historic Suites of America - KC             Limited           19.8%   19.8%

The Company acquired an additional 10 limited partnership units in OPP IX on January 7, 1998.


(5)  Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:

                                         June 30, 1998     December 31, 1997

Ramada Inn - Phoenix, Arizona            $  269,023         $  353,085
Ramada Inn - Euless, Texas                  419,614            525,755
Historic Suites - Kansas City, Missouri      90,399            114,479
Holiday Inn - Wichita, Kansas               118,824            118,824
                                           --------           --------
Total                                    $  897,860         $1,112,143
                                         ==========         ==========

(6)  Industrial revenue bonds

As disclosed in Note 12 the Company is contingently liable as a guarantor on Industrial Revenue Bonds (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the Borrower). The Company owned the bonds, which totaled $2,655,000 as part of a note receivable, and distributed $2,345,000 in 1996, and $33,548 in 1997 in satisfaction of certain notes payable obligations. The Company sold all of its remaining bonds in April 1998 at their face value however, the closing on $91,743 of the bonds was delayed into the third quarter of 1998.

(7)  Property and equipment

                                          June 30, 1998     December 31, 1997
Cost
   Land and land improvements              $ 7,158,106          $ 6,880,699
   Building and building improvements       35,175,436          30,750,746
   Furniture and equipment                   4,446,941            2,840,758
                                           -----------          -----------
Total Cost                                 $46,780,485          $40,472,203
   Accumulated depreciation                 (3,243,986)          (2,833,438)
                                           -----------          -----------
Net property, plant and equipment          $43,536,499          $37,638,765
                                           ===========          ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expenses. The aggregate depreciation charged to operations for the period ended June 30, 1998 and 1997 was $410,548 and $320,119, respectively.

(8)  Notes payable

                                         June 30, 1998     December 31, 1997

Salomon Brothers mortgage note            $19,556,063          $19,675,000
Salomon Brothers Mezzanine note             1,190,000              930,000
Midland Bank mortgage note                  7,249,997             7,249,997
Hillcrest Bank                              3,610,010
Convertible subordinated debentures         1,367,412             1,646,534
Unsecured alternative treatment note          912,750               994,430
Unsecured non-interest bearing note payable   143,617               174,406
Real estate tax notes                         105,105               147,890
Hotel van loan                                 21,630                24,436
                                          -----------            ----------
Total notes payable                       $34,156,584           $30,842,693

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

Salomon Brothers Mezzanine note - Mortgage note payable (Mezzanine Note) of December 19, 1997 with interest payable monthly based upon the one-month London Interbank Offered Rate (LIBOR) plus 4.95%. The Company received an additional $260,000 advance on this note in May, 1998. The interest rate at June 30, 1998 was 10.60% with the initial payment due February 1, 1998. Monthly principal payments begin in January 1999 based upon a monthly calculation using the outstanding principal balance, the interest rate from the preceding month and a 48-month amortization period less the months elapsed since January 1, 1999. The outstanding principal and interest are due at maturity on January 1, 2003. The Mezzanine Note is secured by the pledge of the Company's general partner interest in New Historic Suites Partners, L.P. and a full payment guaranty by the Company. The Mezzanine Loan Agreement requires that the monthly aggregated Adjusted Property Net Cash Flow for the properties securing the First Mortgage Note to at least equal the monthly calculation of the Debt Service Coverage Threshold. The Debt Service Coverage Threshold is defined as 1.05 times the sum of the annual debt service on the First Mortgage Loan plus the debt service payable on the Mezzanine Loan at an assumed principal and interest constant of 27%. This note is cross-collateralized and cross-defaulted with the First Mortgage Note and the Cash Collateral Agreement.

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

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year. The securities mature December 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the periods ended June 30, 1998 and 1997 amounted to $48,275 and $81,171, respectively. The securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior Indebtedness is to be paid in full before holders of the Subordinated Debentures are to be paid any principal or interest.

Unsecured note - 9% unsecured note payable to previous participants in the alternative treatment plan, with interest only payable quarterly until maturity in August, 2000.

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

(9)  Other liabilities

Other liabilities consist of the following:

                                         June 30, 1998     December 31, 1997

Interest payable                           $  266,560           $   -
Accounts payable                               88,923              169,550
Accrued bonus pool                            198,380            1,324,113
Due to affiliates                              19,343              367,707
Other liabilities                             199,202              176,183
                                           ----------           ----------
                                           $  772,408           $2,037,553
                                           ==========           ==========

At June 30, 1998 and December 31, 1997, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees. Bonus pool expense charged to operations for the period June 30, 1997, was $178,000.

(10) Common and Preferred Stock and Paid in Capital.

The Company completed both a twenty five hundred (2,500) to (1) reverse stock split effective April 30, 1998 and a seventy five (75) for (1) forward stock split effective June 30,1998. Both of these stock splits were approved by the stockholders of the Company.

(11)  Treasury stock

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

(12)  Business segment information

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

The following table illustrates information concerning segment profit or loss and segment assets:

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 6-30-98    Leasing    Properties   Restructure  Other   Total

Revenues from
   external customers $1,392,000  $1,733,907   $143,733  $676,873 $3,952,963
Interest revenue           9,623       1,109     66,488    29,109    106,329
                       ---------   ---------    --------  -------- ---------
Total revenues        $1,401,623  $1,735,016  $ 210,221  $705,982 $4,052,842

Percentage of segment
   revenues to total       35%         43%          5%         17%      100%
Interest expense         426,355     437,362      6,270   395,329  1,265,316
Depreciation and
   amortization          587,837      67,888     13,208    70,737    739,670
Segment profit (loss)    358,729     445,583     86,411  (442,416)   448,307
Percentage of segment
   profit (loss) to total  8%         99%           20%      (98%)      100%

Other significant non-
   cash items:
   Convertible sub-
     ordinated debentures
     converted to
     common stock           -           -             -   132,549    132,549


June 30, 1998

Segment assets        26,660,786  16,525,853   2,207,405 4,725,938 50,119,982
Percentage of segment
   assets to total         53%        33%         4%        10%         100%
Expenditures for
   segment assets        470,253   5,411,155      16,326     -      5,897,734

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

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 6-30-98    Leasing    Properties   Restructure  Other   Total

Net income            $ 358,729   $ 445,583   $ 86,411  $(442,416)  $448,307
Add minority interest      6,985        -           -          -        6,985
Add partnership
   investment loss                                          6,450      6,450
                       ---------   ---------    --------   -------- ---------
Income before
   minority interest  $ 365,714   $445,583    $ 86,411  $(435,966)  $461,742

Add: Depreciation and
   amortization of
   real estate assets   587,838     67,888      13,208     70,736    663,334

Less: Gain on sales
   of assets              -           -           -       (81,884)   (81,884)
                      ---------   ---------   --------   -------- ---------
Funds from operations $ 947,952   $513,471    $ 99,619  $(517,850)$1,043,192
                       =========  ========    ========  ========= ==========

(13)  Commitments and contingencies

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
                                                       ==========

(14)  Acquisitions

On February 1, 1998, the Company acquired a 90% managing general partnership interest in Soho West III, L.P. by converting its note receivable from the partnership and contributing an additional real estate asset to an ownership interest. The Company is to receive all of the partnership's distributions until certain returns to the Company have been attained. The Company attributes no value to the minority interest in this partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:

     The following discussion compares historical results of operation for the period ended June 30, 1998 and 1997. The discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company:

    The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these leases either directly or through subsidiaries or partnerships.

Results of Operations:

     Period Ended June 30,1998 Compared with Period Ended June 30, 1997

Rental Properties:

     Revenue from rental properties increased by $381,027 for the six months ended June 30, 1997 to June 30, 1998. This increase was due to the increases in rental rates in all of the Properties, reduction in vacancies, and the purchase of a mixed-use property in February, 1998.

     Rental expenses increased from $654,906 at June 30, 1997 to $887,784 at June 30, 1998. This increase of $232,878 was due to the addition of an additional mixed-use property in February, 1998.

Hotel Properties:

     Revenues from hotel lease income increased from $1,141,418 at June 30, 1997 to $1,392,000 for June 30, 1998. This increase was due to the acquisition of an additional hotel property in October, 1997.

Other Revenues and Expenses:

     The Company continued to receive interest income on its remaining real estate loans. The amount received was $106,329 and $40,201 for June 30, 1998 and June 30, 1997, respectively.

     The Company disposed of a rental property on March 31, 1998 at a gain of $81,884.

     The Company had a $116,181 decrease in general and administrative expenses for the six months ended June 30, 1998 compared to June 30, 1997. This decrease was entirely attributable to a decrease in the Company's bonus pool for employees from June 30, 1997 to June 30, 1998.

     Interest expense increased by $73,333 from $1,191,983 at June 30, 1997 to $1,265,316 at June 30, 1998. This net increase was due to the refinancing of the Company's assets, the decline in interest attributed to debentures and the additional expense attributable to the mixed-use property acquired in February, 1998.

     The Company has continued to recover losses previously reserved related to the Company's former loan portfolio and assets. The recovery for June 30, 1998 was $716,058 compared to $324,253 for June 30, 1997.

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

     The following reflects the FFO of the Company for the periods ended June, 1998 and 1997.

                                       June 30, 1998    June 30, 1997

Net income (loss)                          $448,307        $(399,065)
Add partnership loss                          6,450
Add minority interest                         6,985           (3,439)
                                           ---------        ---------
Income before minority interest            $461,742        $(402,504)
Add depreciation and amortization
   of real estate assets                    663,334          666,618
Gain on sale of assets                      (81,884)         (61,613)
                                           ---------        ---------
Funds from operations                    $1,043,192        $ 202,501
                                           ========         ========

                                 SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 14, 1998,

MASTER REALTY PROPERTIES, INC.


By:  /S/ John J. Bennett, Chairman
     (Principal Executive Officer)

By:  /S/ Thomas H. Trabon, Executive Vice President
     and Chief Financial Officer