Form 10-Q
period 1998-09-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1998-11-13
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

                              SEPTEMBER 30, 1998

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

     As of September 30, 1998, the Registrant had 46,350 shares of preferred stock and 1,175,775 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the September 30, 1998 unaudited financial statements was $14,587,877.










                      MASTER REALTY PROPERTIES, INC.
                         SEPTEMBER 30, 1998 FORM 10Q
                                INDEX




Part I: Financial Statements

     Financial Statements*

A.  Balance Sheets as of September 30, 1998 and December 31, 1997

B.  Statement of Operations for the three months Ended
    September 30, 1998 and 1997

C.  Statement of Operations for the Nine months Ended
    September 30, 1998 and 1997.

D.  Statement of Changes in Shareholders' Equity for the
    Nine months ended September 30, 1998 and 1997

E.  Statement of Cash Flows for the Nine months ended
    September 30, 1998 and 1997


Notes to Unaudited Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Signatures

* All financial statements, except the balance sheet as of December 31, are unaudited


                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997


                                           September 30,      December 31,
                                              1998             1997

                                A S S E T S

CASH                                         $ 903,185     $  2,348,692

RESTRICTED CASH                                309,184          294,866

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses             1,296,164        2,829,615

NOTE RECEIVABLE                                197,556          193,460

PROPERTY HELD FOR INVESTMENT                 1,000,000        1,000,000

INVESTMENT IN REAL ESTATE PARTNERSHIPS         233,514          188,938

ACCOUNTS RECEIVABLE                          1,176,695        1,155,214

INDUSTRIAL REVENUE BONDS                             0          276,452

PROPERTY AND EQUIPMENT,
at cost less accumulated depreciation       43,642,760       37,638,765

OTHER ASSETS                                 1,306,916        1,267,660
                                           -----------      -----------

                    TOTAL ASSETS           $50,065,974      $47,193,662
                                           ===========      ===========

                           MASTER REALTY PROPERTIES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (Continued)

                      September 30, 1998 and December 31, 1997

                                           September 30,   December 31,
                                              1998             1997

                           L I A B I L I T I E S

NOTES PAYABLE                              $ 34,040,020    $  30,842,693

OTHER LIABILITIES                               919,054        2,037,553

                                           ------------    -------------

          TOTAL LIABILITIES                $ 34,959,074    $  32,880,246
                                           ============    =============

MINORITY INTEREST IN SUBSIDIARIES               519,023          515,960

COMMITMENTS AND CONTINGENCIES (Note 16)


                  S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
     Convertible preferred stock, par
     value $.01, liquidation preference
     up to 5% of the Company's net assets.          464           24,916

     Common stock, par value $.01,
     authorized 45,000,000 shares                11,758          291,814

     Additional paid-in capital              41,769,651        40,926,229
                                            -----------       -----------

          TOTAL CAPITAL CONTRIBUTED          41,781,873        41,242,959

RETAINED DEFICIT                            (27,178,660)      (27,430,167)

TREASURY STOCK, 67,990 shares of common
     stock, and 475 shares of preferred
     stock                                      (15,336)         (15,336)
                                            ------------       ----------

          TOTAL STOCKHOLDERS' EQUITY         14,587,877        13,797,456
                                            ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $50,065,974       $ 47,193,662

                           MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended September 30, 1998, and 1997

                                               1998            1997

REVENUES
     Rental income                         $    930,809     $   739,206
     Hotel Income                               630,000         556,071
     Interest and fees on mortgage loans         42,041          33,077
     Other income (loss)                          3,935           9,182
                                           ------------     -----------

          TOTAL REVENUES                   $  1,606,785     $ 1,337,356
                                           ============     ===========

EXPENSES
     Loan Servicing Fees                   $      7,372           8,714
     Rental expenses                            457,278         365,687
     General and administrative expenses         41,889         108,033
     Legal and accounting                        31,869          32,510
     Payroll and employee benefits              122,645         118,783
     Depreciation and amortization              516,049         303,247
     Interest expense                           661,894         496,265
     Provision for loan losses (recoveries)      24,218        (736,131)
                                            -----------     ------------

          TOTAL EXPENSES                   $ 1,863,214      $   697,108
                                            -----------     -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                      (59,629)         303,247
                                            -----------     -----------
          NET INCOME                       $  (196,800)     $  (640,428)
                                           ===========      ============

BASIC EARNINGS PER SHARE                       (0.1610)         (0.5240)

DILUTED EARNINGS PER SHARE                      (0.1437)        (0.4676)
                           MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Nine Months Ended September 30, 1998, and 1997

                                               1998            1997

REVENUES
     Rental income                         $  2,664,716     $ 2,092,086
     Hotel Income                             2,022,000       1,697,489
     Interest and fees on mortgage loans        148,370          73,278
     Other income (loss)                         26,599          54,314
     Gain on sale of assets                      81,884
                                           ------------     -----------

          TOTAL REVENUES                   $  4,943,569     $ 3,917,167
                                           ============     ===========

EXPENSES
     Loan Servicing Fees                   $     24,993          26,707
     Rental expenses                          1,345,062       1,020,593
     General and administrative expenses        293,527         475,852
     Legal and accounting                       190,664         185,903
     Payroll and employee benefits              399,371         365,581
     Depreciation and amortization            1,255,719         969,865
     Interest expense                         1,927,210       1,688,248
     Provision for loan losses (recoveries)    (691,840)     (1,060,384)
                                            -----------     ------------

          TOTAL EXPENSES                   $ 4,744,716      $ 3,672,365
                                            -----------     -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                      (52,644)          6,112
                                            -----------     -----------
          NET INCOME                       $   251,507      $  238,690
                                           ===========      ============

BASIC EARNINGS PER SHARE                        0.2058         0.2171

DILUTED EARNINGS PER SHARE                      0.1836          .1743

                        MASTER REALTY PROPERTIES, INC.
                            AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   Three Months Ended September 30, 1998 and 1997

                                   PREFERRED   PREFERRED    COMMON    COMMON
                                     STOCK       STOCK       STOCK     STOCK
                                    SHARES      AMOUNT      SHARES    AMOUNT

Balances, December 31, 1996      2,491,622     24,916   15,554,669  155,546
Debenture Conversion to Stock                            6,273,500   62,735
Net Income for the Period
Treasury Stock
                                 ---------    -------   ----------  -------
Balances, September 30, 1997     2,491,622     24,916   21,828,169  218,281
                                 =========    =======   ==========  =======

Balances, December 31, 1997      2,491,622     24,916   29,181,486  291,814

Debenture Conversion to Stock                              959,067    9,591
Unsecured Director's Fees
converted to stock                                         229,738    2,827
Pension Plan Stock Conversion                              863,095    8,631
Stock Bonus                                              2,147,362   21,474
Reverse Stock Split             (2,445,272)   (24,452) (32,257,973)(322,579)
Net income for the period
                                ----------    -------   ----------  -------
Balances, June 30, 1998             46,350        464    1,175,775   11,758
                                ==========    =======   ==========  =======

                           CAPITAL IN                            TOTAL
                         EXCESS OF PAR  UNDISTRIBUTED TREASURY SHAREHOLDER'S
                             VALUE     EARNINGS (DEF)   STOCK     EQUITY

Balances, Dec. 31, 1996   38,587,104   (28,937,294)              9,830,272
Debenture Conversion
   to Stock                1,342,549                             1,405,284
Net Income for the Period                  238,690                 238,690
Treasury Stock               (15,336)                              (15,336)
                           ----------  ------------   --------- -----------
Balances, Sept 30 1997    39,914,317   (28,698,604)             11,458,910
                          ==========   ===========    ========= ===========

Balances, Dec. 31, 1997   40,926,229   (27,430,167)    (15,336) 13,797,456

Debenture Conversion
   to Stock                  227,641                               237,232
Unsecured Director's Fees
converted to stock            16,173                                19,000
Pension Plan Stock Conversion 49,369                                58,000
Stock Bonus                  459,535                               481,009
Reverse Stock Split           90,704                              (256,327)
Net Income for the Period                  251,507                 251,507
                           ----------  ------------   --------- ----------
Balances, Sept 30 1998    41,769,651   (27,178,660)    (15,336)  14,587,877
                          ==========   ===========    ========= ===========

                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                Nine Months Ended September 30, 1998 and 1997


                                                     1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $   251,507    $  238,690
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities
         Minority interest                              3,063        (6,112)
               Interest receivable                                    5,425
               Accounts receivable                    (21,481)    1,316,500)
               Prepaid Expenses                                      (3,002)
               Other assets, net                      (39,256)    1,398,144
               Increase (decrease) in
                  operating liabilities
               Other liabilities                    (479,407)       (13,361)
               Prepetition liabilities                (12,690)      ( 3,069)
               Interest payable                       147,277       (62,461)
                                                 ------------     ----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                            (150,987)      237,754
                                                 ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease mortgage notes receivable            1,529,355        112,319
     Decrease in real estate partnerships            (44,576)    (1,090,360)
     Decrease in industrial revenue bonds            276,452
     Increase in fixed assets                     (6,003,995)      (493,999)
                                                 ------------     ----------


NET CASH USED IN INVESTING ACTIVITIES           $  (4,242,764)  $(1,472,040)

CASH FLOW FROM FINANCING ACTIVITIES
     Decrease in equity due to
        reverse stock split                          (328,549)
     Increase in notes payable                  $   3,291,111    $ (397,217)
                                                 ------------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $   2,962,562     $(397,217)
                                                 ------------     ----------

NET INCREASE (DECREASE) IN CASH                    (1,431,189)   (1,631,503)

CASH, BEGINNING OF PERIOD                           2,643,558     3,855,754

CASH, END OF PERIOD                              $  1,212,369    $2,224,251

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

                                       September 30, 1998   December 31, 1997

Debt service reserve                       $151,181             $146,000
Capital expenditure reserve                 119,362               91,035
Impound costs sub-account                    38,641               57,831
                                           --------             --------
Total restricted cash and escrows          $309,184             $294,866
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

(2)  Mortgage notes receivable

                                         September 30, 1998 December 31, 1997

Mortgage notes receivable,
   partially-earning                       $2,988,746           $6,521,108
Allowance for losses                       (1,692,582)          (3,691,493)
                                           ----------            ---------
Net mortgage notes receivable              $1,296,164           $2,829,615
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

                                        September 30, 1998  December 31, 1997

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

(4)  Investment in real estate partnerships

Investment in real estate partnerships consists of the following:

                                                              Ownership %
                                           Ownership              at
                                            Interest        9/30/98 12/31/97

OPP IX, Limited Partnership                 Limited          25.12%   24.9%
OPP X, Limited Partnership                  Limited            2.3%    2.3%
Historic Suites of America - KC             Limited           19.8%   19.8%

The Company acquired an additional 10 limited partnership units in OPP IX on January 7, 1998.


(5)  Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:

                                       September 30, 1998   December 31, 1997

Ramada Inn - Phoenix, Arizona            $  287,955         $  353,085
Ramada Inn - Euless, Texas                  420,035            525,755
Historic Suites - Kansas City, Missouri      90,398            114,479
Holiday Inn - Wichita, Kansas               348,825            118,824
                                           --------           --------
Total                                   $ 1,142,213         $1,112,143
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

(7)  Property and equipment

                                        September 30, 1998  December 31, 1997
Cost
   Land and land improvements              $ 7,208,108          $ 6,880,699
   Building and building improvements       36,973,880           30,750,746
   Furniture and equipment                   3,193,120            2,840,758
                                           -----------          -----------
Total Cost                                 $47,375,108          $40,472,203
   Accumulated depreciation                 (3,732,348)          (2,833,438)
                                           -----------          -----------
Net property, plant and equipment          $43,642,760          $37,638,765
                                           ===========          ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expenses. The aggregate depreciation charged to operations for the period ended September 30, 1998 and 1997 was $1,081,323 and $353,775, respectively.

(8)  Notes payable

                                       September 30, 1998   December 31, 1997

Salomon Brothers mortgage note            $19,489,126          $19,675,000
Salomon Brothers Mezzanine note             1,190,000              930,000
Midland Bank mortgage note                  7,249,997             7,249,997
Hillcrest Bank                              3,568,783
Convertible subordinated debentures         1,461,616             1,646,534
Unsecured alternative treatment note          833,121               994,430
Unsecured non-interest bearing note payable   128,333               174,406
Real estate tax notes                          98,860               147,890
Hotel van loan                                 20,184                24,436
                                          -----------            ----------
Total notes payable                       $34,040,020           $30,842,693

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

Salomon Brothers Mezzanine note - Mortgage note payable (Mezzanine Note) of December 19, 1997 with interest payable monthly based upon the one-month London Interbank Offered Rate (LIBOR) plus 4.95%. The Company received an additional $260,000 advance on this note in May, 1998. The interest rate at September 30, 1998 was 10.59% with the initial payment due February 1, 1998. Monthly principal payments begin in January 1999 based upon a monthly calculation using the outstanding principal balance, the interest rate from the preceding month and a 48-month amortization period less the months elapsed since January 1, 1999. The outstanding principal and interest are due at maturity on January 1, 2003. The Mezzanine Note is secured by the pledge of the Company's general partner interest in New Historic Suites Partners, L.P. and a full payment guaranty by the Company. The Mezzanine Loan Agreement requires that the monthly aggregated Adjusted Property Net Cash Flow for the properties securing the First Mortgage Note to at least equal the monthly calculation of the Debt Service Coverage Threshold. The Debt Service Coverage Threshold is defined as 1.05 times the sum of the annual debt service on the First Mortgage Loan plus the debt service payable on the Mezzanine Loan at an assumed principal and interest constant of 27%. This note is cross-collateralized and cross-defaulted with the First Mortgage Note and the Cash Collateral Agreement.

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

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year. The securities mature December 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the periods ended September 30, 1998 and 1997 amounted to $48,275 and $109,547, respectively. The securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior Indebtedness is to be paid in full before holders of the Subordinated Debentures are to be paid any principal or interest.

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


(9)  Other liabilities

Other liabilities consist of the following:

                                       September 30, 1998   December 31, 1997

Interest payable                           $  147,277           $   -
Accounts payable                               55,825              169,550
Accrued bonus pool                            198,380            1,324,113
Due to affiliates                                -                 367,707
Other liabilities                             517,572              176,183
                                           ----------           ----------
                                           $  919,054           $2,037,553
                                           ==========           ==========

At September 30, 1998 and December 31, 1997, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees. Bonus pool expense charged to operations for the period September 30, 1997, was $178,000.

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

The following table illustrates information concerning segment profit or loss and segment assets:

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 6-30-98    Leasing    Properties   Restructure  Other   Total

Revenues from
   external customers $2,022,000  $2,477,460   $199,050  $ 43,395 $4,741,905
Interest revenue           9,727       1,158    114,712    46,827    172,424
                       ---------   ---------    --------  -------- ---------
Total revenues        $2,031,727  $2,478,618  $ 313,762  $ 90,222 $4,914,329

Percentage of segment
   revenues to total       41%         51%          6%         2 %      100%
Interest expense       1,015,636     679,956      8,572   223,046  1,927,210
Depreciation and
   amortization          961,992     144,668     18,813   130,247  1,255,720
Segment profit (loss)     15,120     419,354    146,214  (329,181)   251,507
Percentage of segment
   profit (loss) to total  6%         166%          58%    (130%)      100%

Other significant non-
   cash items:
   Convertible sub-
     ordinated debentures
     converted to
     common stock           -           -             -   237,232    237,232

September 30, 1998

Segment assets        28,374,212  16,758,413  2,183,798 2,749,551 50,065,974
Percentage of segment
   assets to total         57%        33%         4%        6%         100%
Expenditures for
   segment assets        499,518   5,481,541      19,418     3,518  6,003,995

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

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 6-30-98    Leasing    Properties   Restructure  Other   Total

Net income            $  15,120   $ 419,354   $146,214  $(329,181)  $251,507
Add minority interest    52,644        -           -          -       52,644
Add partnership
   investment loss                                          9,249      9,249
                       ---------   ---------    --------   -------- ---------
Income before
   minority interest  $  67,764   $419,354    $146,214  $(319,932)  $313,400

Add: Depreciation and
   amortization of
   real estate assets   961,992    144,668      18,813       -     1,125,473

Less: Gain on sales
   of assets              -           -           -       (81,884)   (81,884)
                      ---------   ---------   --------   -------- ---------
Funds from operations$1,029,756   $564,022    $165,027  $(401,816)$1,356,989
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:

     The following discussion compares historical results of operation for the period ended September 30, 1998 and 1997. The discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company:

    The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these leases either directly or through subsidiaries or partnerships.

Results of Operations:

     Period Ended September 30,1998 Compared with Period Ended September 30,
1997

Rental Properties:

     Revenue from rental properties increased by $572,630 for the Nine months ended September 30, 1997 to September 30, 1998. This increase was due to the increases in rental rates in all of the Properties, reduction in vacancies, and the purchase of a mixed-use property in February, 1998.

     Rental expenses increased from $1,060,384 at September 30, 1997 to $1,345,062 at September 30, 1998. This increase of $284,678 was due to the addition of an additional mixed-use property in February, 1998.

Hotel Properties:

     Revenues from hotel lease income increased from $1,697,489 at June 30, 1997 to $2,022,000 for September 30, 1998. This increase was due to the acquisition of an additional hotel property in October, 1997.

Other Revenues and Expenses:

     The Company continued to receive interest income on its remaining real estate loans and cash deposits. The amount received was $148,370 and $73,278 for September 30, 1998 and September 30, 1997, respectively.

     The Company disposed of a rental property on March 31, 1998 at a gain of $81,884.

     The Company had a $182,370 decrease in general and administrative expenses for the Nine months ended September 30, 1998 compared to September 30, 1997.
This decrease was mostly attributable to a decrease in the Company's bonus pool for employees from September 30, 1997 to September 30, 1998.

     Interest expense increased by $238,962 from $1,688,248 at September 30, 1997 to $1,927,210 at September 30, 1998. This net increase was due to the refinancing of the Company's assets, the decline in interest attributed to debentures and the additional expense attributable to the mixed-use property acquired in February, 1998.

     The Company has continued to recover losses previously reserved related to the Company's former loan portfolio and assets. The recovery for September 30, 1998 was $691,840 compared to $1,060,384 for September 30, 1997.

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

     The following reflects the FFO of the Company for the periods ended June, 1998 and 1997.

                                     September 30, 1998    September 30, 1997

Net income (loss)                          $251,507        $ 244,802
Add partnership loss                          9,249
Add minority interest                        52,644           (6,112)
                                           ---------        ---------
Income before minority interest            $313,400        $ 238,690
Add depreciation and amortization
   of real estate assets                  1,125,473          678,253
Gain on sale of assets                      (81,884)         (61,613)
                                           ---------        ---------
Funds from operations                    $1,356,989        $ 855,330
                                           ========         ========


                                 SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: _____________ 1998,

MASTER REALTY PROPERTIES, INC.


By:  /S/ John J. Bennett, Chairman
     (Principal Executive Officer)

By:  /S/ Thomas H. Trabon, Executive Vice President
     and Chief Financial Officer