Form 10-K
period 1998-12-31
MASTER MORTGAGE INVESTMENT FUND INC
filed 1999-04-02
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

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

      410 W. 8th Street
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ___

     There is no quoted market value of the Shares of Common Stock held by non-affiliates of the Registrant. The book value non-diluted for such stock on December 31, 1998 was $14,637,957.

     As of December 31, 1998, there were 1,187,804 Shares of Common Stock and 35,925 Shares of Preferred Stock of the Registrant outstanding.

Documents Incorporated by Reference
-----------------------------------
     Portions of the proxy statement for the annual shareholders meeting to be held in 1999 are incorporated by reference into Part III.

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

(c)  Narrative Description of Business

     At December 31,,1998, the Company owned either directly or indirectly through subsidiaries and Partnerships four hotels containing 598 rooms located in four states; (the "Hotels") three mixed-use apartment and commercial Properties containing 308 apartments and 121,663 square feet of commercial office space and a 178 car parking structure and other commercial properties containing 43,622 square feet of leasable space (collectively the "Properties"). In addition, the Company has a cash flow mortgage on a 62,436 square foot commercial office building.

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

Business Strategy
-----------------

     The Company seeks growth in funds from operations (a common measure of equity REIT performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property and distributions in excess of earnings allocated to minority interests, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent and rate increases, manage tenant turnover efficiently, make strategic capital investments, maximize percentage rent under the Hotel leases and control operating expenses; (ii) acquiring additional apartment/commercial and hotel properties for Common Stock Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new apartment/commercial properties.

Financing Strategy
------------------

     To the extent that the Company's Board of Trustees determines to seek additional capital for acquisitions or otherwise, the Company may raise such capital through additional equity offerings, debt financing or retention of cash flow, joint ventures or a combination of these methods. The Company has a large net operating loss for income tax purposes which will allow the Company to retain current taxable income without violating the REIT rules and regulations.

Equity
------

     During 1994, the Company issued Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible on the basis of .1339 shares of the Company's Common Stock for each $1.00 of Debenture converted. In 1996, 1997 and 1998 $3,047,185, $ 2,475,393 and $134,784 respectively of
Debentures have been converted into Common Stock.


     The Company's shareholders approved, at the 1997 Annual Meeting, a reverse stock split in the ratio of twenty-five hundred (2,500) shares to one (1) share for both the Common Stock and Preferred Stock, with an elimination of all fractional interests. Each shareholder was provided the option of having their fractional interest purchased by the Company or acquiring additional shares to eliminate the fractional interest. The price approved for this purpose was $.31 per share. The reverse stock split became effective April 30, 1998. The cost to acquire the fractional shares was $294,171. An additional $37,698 of equity was raised from holders of fractional shares.

The Company's shareholders approved at the 1998 Annual Meeting a forward split of seventy-five (75) for one (1) forward split for both the common stock and preferred stock effective June 30, 1998.

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

Inflation
---------

Although inflation has slowed in recent years, it is still a factor in our Economy and the Company continues to seek ways to mitigate its impact. To The extent permitted by competition, the Company passes increased costs on to its customers by increasing rent and common area maintenance charges.

Employees
---------

     The Company has four full-time employees.

Recent Development
------------------

     The Company acquired a mixed-use project containing 96 apartments and 23,137 square feet of commercial space in February, 1998.

     The Company has an additional 14 apartments under construction as part of the 96 apartment complex acquired in February, 1998.

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

Year 2000 Management
--------------------

In order to address the computer industry's "Year 2000" problem, the Company is in the process of upgrading the accounting software and network server. Management does not believe the costs for this upgrade will be significant. The Company is in the process of determining whether the Companies that manage the Hotels are in the process of studying the "Year 2000" issue. Upon completion, the Company will determine the extent to which it is vulnerable to third parties' failure to remediate their own "Year 2000" issues and the costs associated with resolving this issue.

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

John J. Bennett, 55
3850 W. 171st Street
Stilwell, KS  66085
President, Chairman of the Board of Master Realty Properties, Inc. since
1988.

     Mr. Bennett is the President of Master Realty Corp., Master Mortgage Realty II, Inc., Master Mortgage Realty III, Inc., and Master Mortgage Realty V, Inc., Mezzanine, Inc., and Soho, Inc., and the Vice President of Master Mortgage Realty IV, Inc., River Market Venture, Inc., and Real Estate Equities, Inc., all of which are wholly owned subsidiaries of the Company.

Thomas H. Trabon, 49
3441 W 131st Street
Leawood, KS  66209
Executive Vice President since 1991.

     Mr. Trabon was a partner in Laventhol & Horwath, a National Certified Public Accounting firm from January 1, 1984 to November, 1990. Mr. Trabon is the President of River Market Venture, Inc., Master Mortgage Realty IV, Real Estate Equities, Inc., and Vice President of Master Realty Corp., Master Mortgage Realty II, Master Mortgage Realty III, Master Mortgage Realty V, Mezzanine Inc., and Soho, Inc.

Byron Constance, 72
3729 S. Union
Independence, MO  64055
Secretary of Master Realty Properties, Inc. since, January 26, 1991.

     Mr. Constance is the retired Senior Partner in Constance, Stewart & Cook, L.C. a law firm located in Independence, Missouri, and is presently counsel to the firm. He has practiced law since 1949, and serves on the Advisory Board of Directors of Hillcrest Bank, located in Kansas City, Missouri.

Robert K. Brown, 54
3200 South M-291 Highway
Independence, MO  64057
Treasurer since 1996.

     Mr. Brown has been a partner in Floyd R. Brown & Co., P.C., a certified public accounting firm in Independence, Missouri, since 1969.

ITEM 2.  REAL ESTATE PROPERTIES

     The following table sets forth certain proforma information for the year ended December 31, 1998 with respect to the Hotels

                         For the year ended December 31, 1998
              -------------------------------------------------------------
                       Number                          Average *Revenue Per
               Date      of       Room                  Daily   Available
              Opened    Rooms    Revenue    Occupancy    Rate      Room
              ------   -------  ----------  ---------  -------  -----------

Ramada Inn
  Phoenix, AZ  1955      162    $2,642,559    61.6%     $72.30    $44.69
  Euless, TX   1974      144    $1,923,427    80.4%     $44.71    $35.85
 **Wichita, KS 1959      192    $2,045,813    50.6%     $57.16    $29.19
Historic Suites
 of America    1989      100    $2,198,496    63.7%     $93.50    $60.23

* Revenue per available room calculation is using total revenue and not room revenue only.

As of April 1, 1998, the Holiday Inn - Wichita became a Ramada Inn Hotel.

     The following table sets forth certain information relating to the Properties as of December 31, 1998 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units)

   Residential Portfolio Statistics for the Year Ended December 31, 1998
   ---------------------------------------------------------------------
   Property Type/                               Number of
     Property            Property               Apartment  Average Sq.
       Name                Type    Year Built     Units    Ft. Per Unit
  ----------------       --------  ----------   ---------  ------------
Mixed-use Property
   Kansas City
------------------
  River Market           Mid Rise  Late 1800's     165         880
  Soho VI                Mid Rise  Late 1800's      47         729
  Soho III*              Mid Rise  Late 1800's      96         731
Commercial Property
   Kansas City
-------------------
  Oldham Building        Mid Rise   early 1900's   N/A         N/A
  39/40 Plaza            Low Rise     1970         N/A         N/A
Loans Commercial
Property Kansas City
--------------------
  Soho Office Center     Mid Rise  Late 1800's     N/A         N/A
  Gaslight Garage**      Parking
                          Garage      1986         N/A         N/A

   Residential Portfolio Statistics for the Year Ended December 31, 1998
   ---------------------------------------------------------------------
     Property                                             Commercial
       Type/            Monthly     Average   Commercial    Average
     Property           Revenue    Economic    Square     Rental Rate
       Name             Per Unit   Occupancy   Footage    per Sq. Ft.
  ----------------      --------   ---------  ----------  -----------
Mixed-use Property
   Kansas City
------------------
  River Market            $577        96%       85,592       $9.01
  Soho VI                 $563        96%       12,934       $9.71
  Soho III*               $603        92%       23,137       $5.60
Commercial Property
   Kansas City
-------------------
  Oldham Building          N/A        N/A       35,000      $10.00
  39/40 Plaza              N/A        N/A        8,622
Loans Commercial
Property Kansas City
--------------------
  Soho Office Center       N/A        N/A       62,436      $10.05
  Gaslight Garage**        N/A        N/A        3,367       $3.48

*  Soho III was acquired February 1, 1998.
** The Gaslight Garage contains 178 parking spaces which rent on an average monthly rate of $65.00 per space.

Mortgage Financing
------------------

     The following table reflects the terms and amounts of the Company's mortgage financing at December 31, 1998.

Pool/Collateral                             12/31/98
Salomon Brothers                          Outstanding  Interest Maturity
Realty Corp. Pool         Location         Principal      Rate    Date
-----------------   --------------------- -----------  -------- ---------

River Market        Kansas City, Missouri $19,417,830     7.5%  1/1/2008
Soho VI             Kansas City, Missouri
Ramada Inn Phoenix  Phoenix, Arizona
Ramada Inn Euless   Euless, Texas
Historic Suites
 Hotel              Kansas City, Missouri
Midland Bank
------------
Ramada Inn
 Wichita            Wichita, Kansas       $ 7,245,312     7.0%   4/1/2004
                                          -----------
Hilcrest Bank
--------
Soho III            Kansas City, Missouri $3,556,295      9.25%  2/17/2000
                                             277,448  Prime + 1%
Oldham Building     Kansas City, Missouri $  152,834  Prime + 1%  12/1/1999
                                           ----------
                                          $30,649,719
                                           ==========

Hotel Leases
------------

     All of the Company's Hotels are leased to the Lessee under leases which provide for a base rent and percentage rents.

     The following table reflects the basis term of each lease.

                                                    % Rate
                                                   Period on
                                                     Gross     Maximum
     Property           Initial Term     Base Rent  Revenues     Rent
--------------------- -----------------  ---------  --------   --------
Ramada Inn Phoenix    1/1/95-1/1/2000     $672,000     26%     $840,000
Ramada Inn Euless     1/1/97-1/1/2002     $504,000     27%     $648,000
Ramada Inn Wichita   10/1/97-10/1/2002        *         *          *
Historic Suites Hotel 1/1/97-1/1/2002     $744,000     33%     $816,000

*Annual amount not yet determined.

     The leases require the Company to maintain the capital improvements for the Hotels. The Company currently has established reserves for replacement for each of the Hotels equal to up to five percent (5%) of the Hotel gross revenues. The leases can be terminated by the Company upon notice to the Lessee and the payment of certain defined severance payments.

     The Ramada Inn Wichita lease provides for an interim rental period which will expire in June, 1999 at which time all final terms of the lease agreement will be finalized.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND OTHER RELATED MATTERS:

     Based on the Company's shareholder records at December 31, 1998, the Company has approximately 354 common shareholders and 87 preferred shareholders.

     The preferred and common shares of the Company are not traded on any established public trading market, and the Company is not aware of any quotations of the market price, if any, for the preferred or common shares of the Company. There were secondary trades in the Company's stock up to September of 1990, but no systematic reports by brokers as to the prices at which such stock was traded are available. However, the Company's stock has periodically been traded between certain Beneficial Owners and Management as reported in Item 12, Security Ownership of Certain Beneficial Owners and Management for the appropriate periods

     At the time of its public offering, the Company intended to apply for quotation of the common shares on NASDAQ following completion of the offering, assuming satisfaction of the requirements for a NASDAQ listing. Among the requirements for obtaining a NASDAQ listing is the requirement that the Company have at least two active market makers for the common shares. The Company did not subscribe a sufficient number of common shares during its initial offering to attract active market makers in its common stock. The Company currently meets all requirements for obtaining a NASDAQ listing with the exception of such requirement. The Trustees believe, since the substantial interest shown to date in the Debenture conversion option to common stock, that a trading market will be established in the future.

      There are no outstanding options to purchase any preferred or common shares of the Company. The Company's preferred shares are convertible into common shares at the option of the preferred shareholders at the ratio of one common share for each preferred share.

     The Company issued Convertible Subordinated Debentures in 1994. The Debentures are convertible into shares of common stock of the Company, unless the Debentures are called by the Company for redemption. The number of shares issuable upon conversion is based on the Company's book value at December 31 of 1993 of $.224/share ($.00672/share after all stock splits).

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

ITEM 6:  SELECTED FINANCIAL DATA:

     The following table, not covered by the report of independent certified public accountants, sets forth selected historical financial data from 1994 through 1998. This table should be read in conjunction with the detailed information and financial statements of the Company appearing elsewhere herein. The basic earnings per share amounts for 1993 through 1996 have been restated to conform with SFAS No. 128.

Operating Results:
-----------------
                    1998        1997        1996        1995      1994
                 ----------  ----------  ----------  ---------- ----------
Revenues         $6,579,712  $5,617,287  $6,587,642  $4,834,116 $9,518,079
Net income (Loss)   295,676   1,507,127   1,550,216   1,883,399  2,481,895

Basic Per Share:
---------------
Net income (Loss)
 (Without anti-
 dilutive effect)    $.27        $2.27     $8.89       $1.44         $1.89
Dividends            None        None       None        None         None
Weighted average
 number of
 common shares
 outstanding     $1,084,202      663,698    174,297   1,308,709  1,308,669

Balance Sheet:
-------------
Total assets     50,527,507  47,193,662  38,972,126  29,996,326  27,408,492
Notes payable    34,981,360  30,842,693  24,964,331  20,323,851  19,610,838
Shareholders'
 equity          14,637,957  13,797,456   9,814,936   5,217,535   3,334,136

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:
----------

     The following discussion compares historical results of operation for the years ended December 31, 1996, 1997 and 1998. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this report.

The Company
-----------

     The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these properties either directly or through subsidiaries or partnerships.

Results of Operations
---------------------

     Year Ended December 31,1998 Compared with Year Ended December 31,
1997.

Rental Properties
-----------------

     Revenue from rental properties increased by $783,228 from December 31, 1997 to December 31, 1998. This increase was due to the increases in rental rates in all of the Properties, a reduction in vacancies, and the acquisition of an additional 96 apartments and 23,137 square feet of commercial space on February 1, 1998.

     Rental expenses increased from $1,129,222 at December 31, 1997 to $1,559,069 at December 31, 1998. This increase of $429,847 was due to normal price increases related to the Properties operating costs and the acquisition of an additional 96 apartments and 23,137 square feet of commercial space on February, 1998.

Hotel Properties
----------------

     Revenues from hotel lease income increased from $2,104,346 at December 31, 1997 to $2,605,749 for December 31, 1998. This increase was due to the lease of the Company's hotel in Wichita, Kansas.

Other Revenues and Expenses
---------------------------

     The Company continued to receive interest income on its remaining real estate loans. The decrease in the amount received of $102,916 from December 31, 1997 to December 31, 1998 was due to the decline in mortgage notes receivable of the Company.

     The Company had a $210,675 decrease in general and administrative expenses for 1998. This decrease was entirely attributable to a decrease in the Company's bonus pool for employees from December 31, 1997 to December 31, 1998.

     Interest expense increased by $274,323 from $2,274,698 at December 31, 1997 to $2,549,021 at December 31, 1998. This increase was due to the acquisition of additional real estate properties using borrowed funds.

     The Company has continued to recover losses previously reserved related to the Company's former loan portfolio. The recovery for December 31, 1998 was $831,640 compared to $2,233,271 for December 31, 1997.

Results of Operations
---------------------

     Year Ended December 31,1997 Compared with Year Ended December 31,
1996.

Rental Properties
-----------------

     Revenue from rental properties increased by $622,441 from December 31, 1996 to December 31, 1997. This increase was due to the increases in rental rates in all of the Properties and a reduction in vacancies

     Rental expenses increased from $1,062,361 at December 31, 1996 to $1,129,222 at December 31, 1997. This increase of $66,861 was due to normal price increases related to the Properties operating costs

Hotel Properties
----------------

     Revenues from hotel lease income increased from $996,706 at December 31, 1996 to $2,104,346 for December 31, 1997. This substantial increase was due to the lease of the Company's hotel in Euless, Texas and the increases related to volume growth in hotel operating revenue and the corresponding increases in percentage rent. In 1996, the Euless hotel was accounted for as an operating activity, accordingly, the statements of operation include this hotel's operating revenue and operating expenses.

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

Liquidity and Capital Resources
-------------------------------

     The Company had positive cash flow from its operating activities and a deficit in cash flow from its investing activities which represented the payment of Company liabilities and the acquisition of additional real estate assets.

     The Company had an increase in cash flows from financing activities related to debt financing of the acquisition of additional real estate assets.

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

Year Ended               Residential/   Assets
December 31,     Hotel    mixed use      for          All
     1998       Leasing   Properties  Restructure    Other       Total
------------    --------   ----------  -----------  ---------  -----------
Net Income     $ (144,331) $  986,482    $230,418   ($776,893)   $295,676
Add: Minority
 interest           8,283       -           -           -           8,283
Less: Partner-
 ship invest-
 ment income         -          -           -          13,565      13,565
               ----------  ----------    --------   ---------  ----------
Income before
 minority
 interest        (136,048)    986,482     230,418    (763,328)    317,524
Add: Deprecia-
 tion and
 amortization
 of real
 estate assets  1,213,409     196,782      23,037     125,873   1,559,101
Less: Gain on
 sales of
 assets              -          -         (81,884)       -        (81,884)
Less: Non-recur-
 ring items:
  Accrued inte-
   rest expense
   forgone on
   converted
   debentures        -          -            -       (105,399)   (105,399)
Funds from     ---------   ----------    --------   ---------   ----------
 operations   $1,077,361   $1,183,264    $171,571   $(742,854)  $1,689,342
              ==========   ==========    ========   =========   ==========

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

     None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated and Combined Financial Statements on Page 21 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1999 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company".

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1998.

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

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1)          Financial Statements

Reference is made to the Index to Financial Statements and Schedule on Page 21 of this Form 10-K.

14(a)(2)          Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedule on Page 21 of this Form 10-K.

All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.


     (a)  The following documents are filed as a part of this report.
          (1)     Financial Statements:
          Report of Independent Auditors
          Balance sheets as of December 31, 1998 and 1997
          Statements of operations for the year ended December 31, 1998,
            1997 and 1996
          Statements of changes in stockholders' equity for the year ended
            December 31, 1998, 1997 and 1996.
          Statements of cash flows for the year ended December 31, 1998,
            1997 and 1996.
          Notes to financial statements.
          (2)     Financial Statement Schedules
          II -     Valuation and qualifying accounts and reserves
          III -     Property, Equipment and Accumulated Depreciation
          IV -      Mortgage loans on real estate

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

                                   March 30, 1999


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

/s/ James I. Threatt        Independent Trustee

/s/ Roger E. Buford         Affiliated Trustee

/s/ Thomas H. Trabon        Executive Vice President
                            Chief Financial Officer


                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998, 1997 and 1996





                         INDEPENDENT AUDITORS' REPORT


To the Board of Trustees

MASTER REALTY PROPERTIES, INC.

We have audited the consolidated balance sheets of Master Realty Properties, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. In connection with our audits of the consolidated financial statements, we have also audited the attached supplementary schedules. These consolidated financial statements and the supplementary schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Realty Properties, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related supplementary schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

MAYER HOFFMAN McCANN L.C.

Kansas City, Missouri
February 5, 1999
                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED BALANCE STATEMENTS


                          December 31, 1998 and 1997


                                                   1998           1997
                                                   ----           ----
                                 A S S E T S
                                 -----------


CASH                                           $   699,358    $ 2,348,692

RESTRICTED CASH                                  1,096,360        294,866

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses                 1,080,850       2,829,615

NOTE RECEIVABLE                                    535,871        193,460

PROPERTY HELD FOR INVESTMENT                     1,001,688      1,000,000

INVESTMENT IN REAL ESTATE PARTNERSHIPS             173,456        188,938

ACCOUNTS RECEIVABLE - RELATED PARTY               987,062      1,112,143

ACCOUNTS RECEIVABLE - OTHER                        37,004         43,071

INDUSTRIAL REVENUE BONDS                                 --       276,452

PROPERTY AND EQUIPMENT, at cost
less accumulated depreciation                   43,870,414     37,638,765

OTHER ASSETS                                     1,045,444      1,267,660

          TOTAL ASSETS                         $50,527,507    $47,193,662
                                               ===========     ==========




                     See Notes to Financial Statements
                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Continued)

                          December 31, 1998 and 1997



                                                    1998           1997
                                                    ----           ----
                            L I A B I L I T I E S
                            ---------------------

NOTES PAYABLE                                  $34,981,360     $30,842,693

OTHER LIABILITIES                                  586,964       2,037,553
                                               -----------    -----------

          TOTAL LIABILITIES                     35,568,324      32,880,246
                                               -----------    -----------
MINORITY INTEREST IN SUBSIDIARIES                  321,226         515,960
                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 16)

                    S T O C K H O L D E R S'   E Q U I T Y
                    --------------------------------------

CAPITAL CONTRIBUTED
  Convertible preferred stock, par
    value $.01, liquidation preference
    up to 5% of the Company's net assets,
    authorized 1,000,000 shares in 1998;
    2,500,000 shares in 1997.                          359          24,916

  Common stock, par value $.01,
    authorized 8,500,000 shares
    in 1998; 45,000,000 shares in1997               11,878         291,814

  Additional paid-in capital                   41,760,211      40,926,229
                                            ----------------
          TOTAL CAPITAL CONTRIBUTED             41,772,448      41,242,959

RETAINED DEFICIT                               (27,134,491)    (27,430,167)

TREASURY STOCK, 67,990 shares of
   common stock, and 475 shares of
   preferred stock in 1997                            --           (15,336)
TOTAL STOCKHOLDERS' EQUITY                      14,637,957      13,797,456
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $50,527,507     $47,193,662
                                               ===========


                      See Notes to Financial Statements
                        MASTER REALTY PROPERTIES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 1998, 1997 and 1996



                                     1998           1997           1996
                                    ----      ----        ----
REVENUES
   Rental income                 $ 3,598,406    $ 2,815,178    $ 2,192,737
   Hotel lease income              2,605,749      2,104,346        996,706
   Hotel operating income              -            ---         1,828,749
   Interest and fees on
     mortgage loans                  155,882        258,798        507,593
   Other income (loss)               137,791        372,286        652,653
   Settlement of real
     estate taxes                      ----           -           409,204
   Gain on sale of assets             81,884         66,679          -
                                 -----------    -----------    -----------
          TOTAL REVENUES           6,579,712      5,617,287      6,587,642
                                 -----------    -----------    -----------
EXPENSES
   Rental expenses                 1,559,069      1,129,222      1,062,361
   Hotel operating expenses            ---           -          1,509,553
   General and administrative
     expenses                        675,043        885,718      1,756,950
   Legal and accounting              248,863        247,867        175,132
   Payroll and employee benefits     379,306        517,080        485,759
   Depreciation and amortization   1,563,108      1,139,532        780,474
   Interest expense                2,549,021      2,274,698      1,813,730
   Property management fees          132,983        141,549        119,734
   Provision for loan losses
     (recoveries)                   (831,640)    (2,233,271)    (2,632,194)
                                 -----------    -----------    -----------
          TOTAL EXPENSES           6,275,753      4,102,395      5,071,499
MINORITY INTEREST IN LOSS
 (INCOME) OF CONSOLIDATED
 SUBSIDIARIES                         (8,283)        (7,765)        34,073
NET INCOME                       $   295,676    $ 1,507,127    $ 1,550,216
                                 ===========    ===========     ==========

BASIC EARNINGS PER SHARE         $       .27    $      2.27    $      8.89
                                 ===========    ===========    ===========
DILUTED EARNINGS PER SHARE       $       .27    $      1.61    $      1.62
                                 ===========    ===========    ===========




                      See Notes to Financial Statements
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    Years Ended December 31, 1998, 1997 and 1996


                        Preferred Stock                Common Stock
                   --------------------------  ----------------------------
                     Shares                        Shares
                     Issued        Amount          Issued        Amount
                   -----------  -------------  ------------   -------------
Balance, December
 31, 1995            2,491,622         24,916     1,308,669         13,086

Conversion of de-
 bentures to common
 stock                    -              -       14,246,000        142,460

Acquisition of
 treasury stock
   Preferred stock        -              -              -              -
   Common stock           -              -              -              -

Net income for
 the year ended
 December 31,
 1996                     -              -              -              -
                   -----------  -------------  ------------   ------------

Balance, December
 31, 1996            2,491,622  $      24,916    15,554,669   $    155,546

Conversion of de-
 bentures to common
 stock                    -              -       13,626,817        136,268

Net income for
 the year ended
 December 31, 1997        -              -              -              -
                   -----------  -------------  ------------   ------------
Balance, December
 31, 1997            2,491,622  $      24,916    29,181,486   $    291,814
                   ===========  =============  ============   ============

                     See Notes to Financial Statements
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Continued

                    Years Ended December 31, 1998, 1997 and 1996


                   Additional     Retained                        Total
                     paid-in      earnings      Treasury      stockholders'
                     capital      (deficit)       stock          equity
                   -----------  -------------  ------------   -------------
Balance, December
 31, 1995           35,667,043   (30,487,510)           -        5,217,535

Conversion of de-
 bentures to common
 stock               2,904,725           -              -        3,047,185

Acquisition of
 treasury stock
   Preferred stock      15,230           -          (15,230)          -
   Common stock            106           -             (106)          -

Net income for
 the year ended
 December 31,
 1996                     -        1,550,216            -        1,550,216
                   -----------  ------------   ------------   ------------

Balance, December
 31, 1996           38,587,104  $(28,937,294)       (15,336)  $  9,814,936


Conversion of de-
 bentures to common
 stock               2,339,125           -              -        2,475,393

Net income for
 the year ended
 December 31, 1997        -        1,507,127            -        1,507,127
                   -----------  ------------   ------------   ------------
Balance, December
 31, 1997          $40,926,229  $(27,430,167)  $    (15,336)  $ 13,797,456
                   ===========  ============   ============   ============












                     See Notes to Financial Statements

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Continued
                    Years Ended December 31, 1998, 1997 and 1996

                       Preferred Stock                Common Stock
                   -------------------------
                     Shares                        Shares
                     Issued        Amount          Issued        Amount
                   ________________________________________________
Conversion of debentures
to common stock         ---           ---           521,700          5,217

Other liabilities converted
to common stock         ---           ---         3,763,900         37,640

Aggregate effect of reverse
Stock split (2,500 to 1),
Forward stock split (1 to 75),
Purchase and sale of
Fractional shares   (2,426,672)      (24,267)   (32,308,307)      (323,083)

Conversion of preferred
Stock and retirement of
treasury stock         (29,025)         (290)        29,025           290

Net income for the year
Ended December 31, 1998    --             --           --              --
                        ________       ________   __________       ______
Balance 12/31/98        35,925           359      1,187,804        11,878
                        ========       ========   ==========       ======

                    Additional     Retained                        Total
                     paid-in      earnings      Treasury      stockholders'
                     capital      (deficit)       stock          equity
                   -----------  -------------  ------------   -------------


Conversion of debentures
to common stock         134,784       ---          ---             140,001

Other liabilities converted
to common stock         625,801       ---          ---             663,441

Aggregate effect of reverse
Stock split (2,500 to 1),
Forward stock split (1 to 75),
Purchase and sale of
Fractional shares        88,733       ---          ---            (258,617)

Conversion of preferred
Stock and retirement of
treasury stock         (15,336)       ---            15,336           ---

Net income for the year
Ended December 31, 1998    --           295,676        --           295,676
                        ________       ________   __________         ______
Balance 12/31/98        41,760,211  (27,134,491)       --        14,637,957
                        ========       ========   ==========       ======

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended December 31, 1998, 1997 and 1996

                                     1998           1997          1996
                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net income                    $   295,676    $ 1,507,127    $ 1,550,216
   Adjustments to reconcile
    net income to net cash
    provided by (used in)
    operating activities              (8,283)         7,765        (34,073)
     Minority interest             1,563,108      1,139,532        780,474
     Depreciation and
      amortization                  (865,670)    (2,233,271)    (2,632,194)
Provision for loan losses)
(non-cash recoveries                (81,885)       (66,679)          -
     Gain on disposal of assets       93,061        143,733        406,937
     Interest expense added to
      note payable                    15,482         (7,143)        (2,883)
Partnership investment loss
      (income)
     Changes in operating assets
      and liabilities
       Interest receivable              ---           -            28,861
       Accounts receivable           131,148       (542,675)      (566,925)
       Other assets, net              (7,538)      (237,331)       128,381
       Due to advisory company
        and affiliates              (367,707)       (19,146)         2,874
       Other liabilities            (524,873)      (429,497)       276,902
       All other                     (89,495)      (288,570)        13,264
         NET CASH PROVIDED BY    -----------    -----------    -----------
         (USED IN) OPERATING
         ACTIVITIES                  153,024     (1,026,155)       (48,166)
CASH FLOWS FROM INVESTING
 ACTIVITIES
   Funding of notes receivable      (167,092)      (200,000)      (100,225)
   Collection on notes
     receivable                      165,483          9,342         35,057
   Redemption of industrial
     Revenue bonds                   206,452         33,548            ---
Proceeds from sale of assets         375,047
   Acquisition of real estate
    partnerships (net of cash
    acquired)                     (3,576,367)    (7,048,779)          -
   Purchase of property and
    equipment                     (2,161,864)      (916,066)    (1,324,836)
NET CASH USED IN IN-
         VESTING ACTIVITIES      $(5,158,341)   $(8,121,955)   $(1,390,004)
                                 ===========    ===========    ===========

                     See Notes to Financial Statements
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

               Years Ended December 31, 1998, 1997 and 1996

                                     1998           1997          1996
                                -----   -------   -------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   Net cost of reverse
    stock split                  $  (258,617)        ---           ---
   Proceeds from notes payable     4,915,456      8,940,634     21,359,279
   Payment of notes payable         (499,362)      (444,988)   (15,253,393)
   Decrease in debt service
    reserves                          ---           -            (507,724)
   (Decrease) increase in
    minority interest in
    subsidiaries                    ---            (559,732)      (520,988)
   All other                        ---             -            (470,484)
     NET CASH PROVIDED BY        -------   -----    ------
      FINANCING ACTIVITIES         4,157,477      7,935,914      4,606,690
                                -------    -----    ------
     NET INCREASE (DECREASE)
      IN CASH                       (847,840)    (1,212,196)     3,168,520
     CASH, BEGINNING OF YEAR       2,643,558      3,855,754        687,234
                                 -----------    -----------    -----------
     CASH, END OF YEAR           $ 1,795,718    $ 2,643,558    $ 3,855,754
                                 ===========    ===========    ===========
CASH                             $   699,358    $ 2,348,692    $ 2,773,183
RESTRICTED CASH                    1,096,360        294,866      1,082,571
                                 -----     ------   ------
     TOTAL CASH                  $1,795,718     $ 2,643,558    $ 3,855,754
                                 ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW
 DISCLOSURES
   CASH PAID
     Interest                    $ 2,424,422    $ 2,285,682    $ 1,828,525
   NON-CASH INVESTING AND        ===========    ===========    ===========
    FINANCING ACTIVITIES
     Property recovered as
      collateral on notes
      receivable                 $2,273,633     $     -       $ 9,679,821
     Convertible subordinated    ===========    ===========    ===========
      debentures converted to
      common stock               $  134,784     $ 2,475,393    $ 3,047,185
     Other liabilities paid
     With stock                  $  625,801          ---            ---
                                 ===========    ===========    ===========
     Sale of property -
Assumption of liabilities
        by buyer                 $    ---       $   591,270    $     -
       Other consideration
        (non-cash)              $    ---            31,936          -
       Total reduction of        --------------------
        property and equipment   $    ---       $   623,206    $     -
                                 ===========    ==========    ==========
     Debt refinancing            $    ---       $19,200,000    $     -
                                 ===========    ===========   ==========
                     See Notes to Financial Statements
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

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

     Partnerships and limited liability companies
     ------------
     River Market Venture I, L.P.
     New Historic Suites Partners, L.P. (Control acquired in August 1996) Hospitality Wichita, L.C. (control acquired October 1997)
     Soho West III, L.P. (control acquired February, 1998)

All significant intercompany balances and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on mortgage notes and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and valuation of foreclosed real estate, management evaluates the underlying real estate collateral and makes estimates of value based on independent appraisals, estimates of operating earnings and cash flow potential, and other factors.

The valuation of real estate collateral is assessed on the assumption that the Company will be able to dispose of or realize the investments in the ordinary course of business. Adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions and other relevant factors vary significantly from those utilized in the estimates. While management uses available information to recognize losses on mortgage notes receivable and foreclosed real estate, future valuation allowances may be necessary based on changes in local economic conditions. Because of these factors, it is possible that the allowances for losses on mortgage notes receivable and the valuation of foreclosed real estate acquired may change materially in the near term.

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

As of December 31, 1998 and 1997, all of the notes classified as partially earning are considered impaired and carried at lower of cost or estimated net realizable value.
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

Investment in real estate partnerships - Investment in real estate Partnerships, with less than 50% ownership, is accounted for using the equity method of accounting for investments where the investment is initially recorded at cost and then adjusted for the Company's share of the earnings and losses.

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

Minority interest in subsidiaries - Minority interest in subsidiaries represents the minority partner's proportionate share of the equity of New Historic Suites L.P.

The Company's investments in Soho West III, L.P., and Hospitality Wichita, L.C. are considered to be in-substance 100% owned by the Company. The minority interests in subsidiaries for Soho West III, L.P., and Hospitality Wichita, L.C., are valued at zero as of the balance sheet dates presented, based on the terms of the partnership agreements which give Master Realty Properties, Inc. (MRP) a preferential return, until MRP recovers its investment and preferred return. As of December 31, 1998, management believes the probability of the minority interests receiving any distributions is remote, and accordingly, no amount has been reflected for the minority interests. In the event the Company were to receive all fo the preferential returns, the minority interests would be entitled to 10% and 20%, respectively, of any distributions.



                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

Income taxes - Since inception, the Company has conducted its operations with the intent of meeting the requirements of the Internal Revenue Code for qualification as a real estate investment trust (REIT). REIT qualification requires, among other things, that the Company distribute at least 95% of its taxable income to its shareholders. The Company had taxable losses for each of the years ended December 31, 1998, 1997 and 1996. As of December 31, 1998, the Company had approximately $14,595,000 of net operating loss carryforwards available to offset future taxable income.

Convertibility of preferred stock into common stock - Preferred stock is convertible into common stock at any time at the option of the stockholder at the ratio of one common share for each preferred share.

Voting rights - Stockholders are entitled to one vote for each common share and one vote for each preferred share held on all matters submitted for the approval of the stockholders.

(2)  Restricted cash and escrows
     ---------------------------
                                               December 31,
                                            1998          1997
                                           -------       -------
Lasalle Bank accounts -
Central operating account                  $109,526      $   --
Debt services reserve                       153,078       146,000
Capital expenditures reserve                 20,157        91,035
Impound costs sub-account                    13,599        57,831
Other -
Cash - Real Estate Equities, Inc.           600,000          --
Certificate of deposit - Hillcrest Bank     200,000          --
                                            -------        ------
Total restricted cash                    $1,096,360      $294,866

Cash in the amount of $600,000 is pledged against Notes Payable-
Real Estate Equities, Inc. The certificate of deposit in the amount $200,000 is collateral on a bank note payable.

The Lasalle Bank accounts are restricted pursuant to the Cash Management, Collateral and Security Agreement (Cash Collateral Agreement dated December 19, 1997, as part of the First Mortgage Note and Mezzanine Note Transactions. As a result, all cash received from the operations of the collateral pledged for the First Mortgage Note is deposited into a central operating account. A monthly sweep of this account is used to fund, in priority, certain reserves and sub-accounts created pursuant to the Cash Collateral Agreement. All remaining funds, if any, are paid to the Company.

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

 (3)  Mortgage notes receivable
                                                     December 31,
                                               ---------------------------
                                                   1998           1997
                                               ------------   ------------
Mortgage notes receivable, partially-earning   $2,299,738    $ 6,521,108
Allowance for losses                            (1,218,888)    (3,691,493)
                                               -----------    -----------
          Net mortgage notes receivable        $ 1,080,850    $ 2,829,615
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

(4)  Property held for investment
                                                     December 31,
                                               ---------------------------
                                                   1998           1997
                                               ------------   ------------
  Non-earning, land in New Mexico             $ 1,001,688    $ 1,000,000
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

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(5)  Investment in real estate partnerships
     --------------------------------------

Investment in real estate partnerships consists of the following:

                                                       Ownership %
                                                     at December 31,
                                  Ownership    ---------------------------
Partnership Name                  Interest       1998      1997      1996
----------------                  ---------    --------  --------  --------
OPP IX, Limited Partnership        Limited       25.12%    24.9%     24.9%
OPP X, Limited Partnership         Limited         2.3%     2.3%      2.3%
Historic Suites of America - KC    Limited       19.8%    19.8%     19.8%

Financial information, summarizing the financial position of the Partnerships as of December 31, 1998, 1997 and 1996, and the operating performances for the years then ended is as follows:

                                    1998           1997           1996
                                 (Unaudited)    (Unaudited)    (Unaudited)
                                 -----------    -----------    -----------
FINANCIAL POSITION
     Total assets                $4,980,753     $ 5,120,981    $ 5,130,921
     Total liabilities            2,488,492       2,521,329      2,596,944
                                  ---------     -----------    ------------
          Partners' equity       $2,492,261     $ 2,599,652    $ 2,533,977
                                 ===========    ===========    ===========
OPERATING PERFORMANCE
     Total revenue               $  821,774     $   843,905    $   852,322
     Total expenses                 835,083         790,418        809,319
                                 ----------     -----------    -----------
          Net income             $  (13,309)    $    53,487    $    43,003
                                 ===========    ===========    ===========

In February of 1998, the Company acquired a 90% general partnership Interest in Soho West III, L.P. by converting its notes receivable
From the partnership to an ownership interest. In addition, the Company contributed real estate property known as Gaslight Garage, Which adjoins the real estate property owned by Soho West III, L.P.
The Company's cost as a result of the conversion of the notes Receivable is $5,850,000. The net book value of the Gaslight
Garage contributed is $1,014,239, resulting in an initial cost basis in the partnership totaling $6,864,239. Commencing February, 1998, the Company consolidated its 90% interest in the partnership into its financial statements. The business combination has been accounted for under the purchase method of accounting. The operations of Soho West III, L.P. are included in the consolidated statement of operations from the date of acquisition. The Company is to receive all of the distributions until recovery of its capital contributions is attained. After the Company recovers its capital contribution, the Company is to Receive 90% of any distributions.
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(5)  Investment in real estate partnerships (continued)

In October, 1997, the Company acquired an 80% managing ownership interest In Hospitality Wichita, L.C., a limited liability company, for a Contribution of $608,044. The Company is to receive all of the distributions until recovery of its capital contribution is attained, plus a 15% return. After distributions of these amounts and repayment of any additional capital contributions and 15% returns to all memebers, the Company is to receive 80% of any distributions.

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

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(5)  Investment in real estate partnerships (continued)

The pro forma unaudited results of operations for the years ended December 31, 1998, 1997 and 1996, assuming the purchase of Soho West III, L.P., New Historic Suites Partners, L.P. and Hospitality Wichita, L.C. had been consummated as of January 1, 1996 are as follows:

                                                (Unaudited)
                                         Years ended December 31,
                                 -----------------------------------------
                                    1998           1997           1996
                                    ----           ----           ----
Revenues
Revenues as reported              $6,579,712     $5,617,287    $ 6,587,642

Pro-forma effect of
 acquisitions -
     New Historic Suites
      Partners, L.P.                   ---           -            267,619
     Hospitality Wichita, L.C.         ---          450,000        600,000
     Soho West III, L.P.         $    66,621        773,747        769,381
                                     -------       --------      ---------
Pro-forma revenues after
 acquisitions                    $ 6,646,333    $ 6,841,034    $ 8,224,642
                                  ===========    ===========   ===========
--------------------------------------
                                                (Unaudited)
                                         Years ended December 31,
                                 -----------------------------------------
                                    1998           1997           1996
                                 -----------    -----------    -----------
Net income
Net income as reported           $   295,676     $ 1,507,127   $ 1,550,216

Pro-forma effect of
 acquisitions -
     New Historic Suites
      Partners, L.P.                   ---            -           267,619
     Hospitality Wichita, L.C.         ---          (238,571)     (277,985)
     Soho West III, L.P.              35,332         327,132       356,486
                                      ------         -------       -------
Pro-forma net income after
 acquisitions                     $  331,008     $ 1,595,688    $ 1,896,336
                                  ===========    ===========   ===========
Pro-forma earnings per
 common share
     Basic                        $       .31    $      2.40   $     10.88
                                  ===========    ===========   ===========
     Diluted                      $       .31    $      1.70   $      1.90
                                  ===========    ===========   ===========
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

(6)  Accounts receivable - related party
     -----------------------------------

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:


                                                       December 31,
                                               ---------------------------
                                                   1998           1997
                                               ------------   ------------
Ramada Inn- Phoenix, Arizona                   $   345,347   $   353,085
Ramada Inn - Euless, Texas                         397,392       525,755
Historic Suites - Kansas City, Missouri             24,399       114,479
Ramada Inn - Wichita, Kansas                       219,924       118,824
                                                -----------   -----------
Total                                          $    987,062   $ 1,112,143
                                                ===========    ===========

(7)  Industrial revenue bonds

As disclosed in Note (17) the Company is contingently liable as a guarantor on Industrial Revenue Bonds (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the Borrower). The Company owned the bonds, which totalled $2,655,000 as part of a note receivable, and distributed $2,345,000 in 1996, and $33,548 in 1997 in satisfaction of certain notes payable obligations. The Company redeemed the balance of these bonds during the year ended December 31, 1998.

(8)  Property and equipment
                                                    December 31,
                                                   1998           1997
Cost
   Land and land improvements                  $ 7,051,999    $ 6,880,699
   Building and building improvements           37,271,763     30,750,746
   Furniture and equipment                       3,385,308      2,840,758
   Assets not yet in service                       145,723          ---
                                                ----------    -----------
      Total cost                                47,854,793     40,472,203
   Accumulated depreciation                     (3,984,379)    (2,833,438)
                                               -----------    -----------
      Net property, plant and equipment        $43,870,414     $37,638,765
                                               ===========    ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the years ended December 31, 1998, 1997 and 1996 was $1,333,354, $969,802, and $703,638, respectively.

Included in property and equipment is a hotel property in Wichita, Kansas With a net book value of $7,822,586 and $7,257,691 as of December 31, 1998 and 1997 respectively. The Company acquired the property in October, 1997 and switched from a Holiday Inn to a Ramada Inn during April, 1998.
In connection with this change, the property experienced a significant drop in its occupancy rate and the room rates. Correspondingly, the operating income and cash flow performance for this property decreased in 1998. Management has implemented a plan designed to correct these declines
In operating performance, but the long-term results of this plan are Not yet known. Because of these factors, it is possible that the estimate of the realizable value of this investment may change in the near term, and that change could be material.

(9)  Notes payable
                                                    December 31,
                                                   1998           1997
                                               ------------   ------------
Salomon Brothers mortgage note                 $19,417,830    $19,675,000
Salomon Brothers Mezzanine note                  1,190,000        930,000
Midland Bank mortgage note                       7,245,312      7,249,997
Convertible subordinated debentures              1,468,623      1,646,534
Hillcrest Bank note #1                           3,556,295          ---
Hillcrest Bank note #2                             277,448          ---
Hillcrest Bank note #3                             152,834          ---
Unsecured alternative treatment note               827,895        994,430
Real Estate Equities, Inc. note                    600,000          ---
Unsecured non-interest bearing note payable       113,049        174,406
Real estate tax notes                               92,614        147,890
Hotel van loan                                      39,460         24,436
Total notes payable                            $34,981,360    $30,842,693
                                               ===========    ===========

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



                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(9)  Notes payable (continued)
     -------------

Midland Bank mortgage note - Mortgage note payable of October 1, 1997 with interest payable monthly at an initial rate of 7% until May 5, 1999. The rate then increases to 8% through March 31, 2001 and to 8.5% from April 1, 2001 until maturity. Interest only is payable monthly through October 5, 2000. The interest payments are based on the Deemed Balance (as defined) determined annually beginning on April 1, 1999. The initial Deemed Balance is the face amount of the note. The deemed balance as of December 31, 1998 and 1997 was $6,745,312 and $7,249,997, respectively. From November
5, 1998 through October 5, 2000, monthly payments of principal and interest are based on a 30-year amortization of the outstanding principal balance. Beginning on November 5, 2000, the monthly principal and interest payments are based on a 25-year amortization of the outstanding principal balance. The outstanding principal and interest are due at maturity on April 1, 2004 The note is collateralized by a hotel in Wichita, KS and the Disbursement Account (required reserve account to fund property improvements).

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year. The outstanding balance as of December 31, 1998 consists of principal of $1,094,381 and accrued interest of $374,242, for a total of $1,468,623.
The securities mature December 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share before reverse and forward stock split as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the years ended December 31, 1998, 1997 and 1996 amounted to $105,399, $285,624 and $439,486, respectively.
The securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior Indebtedness is to be paid in full before holders of the Subordinated Debentures are to be paid any principal or interest.

Hillcrest Bank note #1 - Mortgage note payable of February 17, 1998 with monthly principal and interest payments of $32,975 based on an interest rate of 9.25%. The outstanding principal and interest are due at maturity on February 17, 2000, although the Company has the option to extend the maturity until February 17, 2001. The note is collateralized by an apartment/retail/parking garage facility located in Kansas City, Missouri. The note is also collateralized by a certificate of deposit in the amount of $200,000, and a full payment guaranty by the Company.
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(9)  Notes payable (continued)

Hillcrest Bank note #2 - Line of credit, with maximum aggregate principal Amount of $850,000, with interest at the Wall Street Prime Interest Rate Plus 1%. Monthly payments of interest are required until maturity on February 17, 2000, at which time any unpaid accrued interest and principal Are due. The Company has the option to extend the maturity until February 17, 2000. The note is cross-collateralized with the Hillcrest Bank note #1.

Hillcrest Bank note #3 - Line of credit, with maximum aggregate principal Amount of $250,000, with interest at the Wall Street Prime Interest Rate Plus 1%. Monthly payments of interest are required until maturity on December 1, 1999, at which time any unpaid accrued interest and principal Are due. The note is collateralized by a commercial property located in the River Market area Kansas City, Missouri, a vacant lot, assignment of Rents, furniture and fixtures, and a full payment guaranty by the Company.

Unsecured alternative treatment note - 9% unsecured note payable to previous participants in the alternative treatment plan, with interest only payable quarterly until maturity in August 2000.

Real Estate Equities, Inc. notes - Demand notes payable to related parties, With interest at 9%. The notes are collateralized by restricted cash Totaling $600,000.

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

Hotel van loan - 9.25% and 8.75% notes payable, collateralized by vehicles, payable in aggregate monthly installments of $1,445 through May 2001, and $646 through September 2001.

Maturities for notes payable are as follows:

    Year
    ----
    1999                                  $ 815,636
    2000                                  5,269,995
    2001                                    695,906
    2002                                    737,378
    2003                                  2,421,155
    Thereafter                           24,441,290
    Unscheduled maturities                  600,000
                                        -----------
      Total long-term obligations       $34,981,360
                                        ===========

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(10)  Other liabilities
      -----------------

     Other liabilities consists of the following:
                                                       December 31,
                                               ---------------------------
                                                   1998           1997
Accounts payable                               $   227,557   $   169,550
Accrued bonus pool                                 215,126     1,324,113
Due to affiliates                                     ---        367,707
Other liabilities                                  144,281       176,183
                                               -----------      --------
Totals                                         $   586,964   $ 2,037,553
                                               ===========    ==========

At December 31, 1998 and 1997, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees. Bonus pool expense charged to operations for the years ended December 31, 1998, 1997, and 1996 was $16,744, $425,340, and $1,403,608, respectively.

 (11)  Treasury stock
      --------------

During the year ended December 31, 1996, the Company acquired 67,990 shares of preferred stock and 475 shares of common stock. These shares were obtained under a provision in the Company's Plan of Reorganization which allowed holders of convertible debentures over 65 years old to convert their debentures into alternative treatment debt. Since no value was assigned to the treasury stock, management has used $.224 per share as the cost of the treasury stock acquired. The treasury stock was retired during the year ended December 31, 1998.

(12) Capital Stock

The Company completed both a twenty-five hundred (2,500) to one (1) reverse Stock split effective April 30, 1998 and a seventy five (75) for one (1) Forward stock split effective June 30, 1998. Both of these stock splits Were approved by the stockholders of the Company. As part of the reverse stock split all fractional interests in the Company stock were redeemed. The cost to acquire the fractional shares was $294,171. An additional $35,554 of equity was raised from holders of fractional shares.

As a result of the forward stock split, the number of authorized shares Of common stock was changed to 8,500,000 shares, and the number of Authorized shares of preferred stock was changed to 1,000,000 shares.


                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(13)  Earnings per share
      ------------------

Basic earnings per share was computed by dividing income available to Common stockholders by the weighted average number of common shares Outstanding for the periods. Diluted earnings per share reflects the Potential dilution that could occur if convertible preferred shares And convertible subordinated debentures were converted into common Stock.

The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock. All per share and weighted average share amounts for 1997 and 1996 have been retroactively restated to reflect the impact of the stock splits occuring during 1998, as described in Note (12).

                                                   Weighted
                                                    Average
                                                    Common
                                     Income         Shares       Earnings
                                    Numerator     Denominator    Per Share
1998
Basic earnings per share
------------------------
   Income available to common
    stockholders                   $   295,676      1,084,202    $    0.27
                                                                 =========
Dilutive effect of potential
 common stock:
   Convertible debentures               68,551        153,016
   Less Convertible debentures
    Since their inclusion would
    Be antidilutive                    (22,723)       (50,722)
                                      ----------      ---------
   Net convertible debentures           45,828        102,294
                                      ----------      ---------
   Convertible preferred shares           ---          55,358
                                      ----------      ---------
Diluted earnings per share
Income available to common
    shareholders after assumed
    conversions of dilutive
    securities                     $   341,504      1,241,854    $    0.27
                                     =========      =========     ========
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(13)  Earnings per share (Continued)
      ------------------
                                                   Weighted
                                                    Average
                                                    Common
                                     Income         Shares       Earnings
                                    Numerator     Denominator    Per Share
                                   -----------    -----------    ---------
              1997 (restated)
Basic earnings per share
------------------------
   Income available to common
    stockholders                   $ 1,507,127        663,698    $    2.27
                                                                 =========
Dilutive effect of potential
 common stock:
   Convertible debentures              122,718         273,924
   Convertible preferred shares          -             74,734
                                    ----------        --------
Diluted earnings per share
   Income available to common
    shareholders after assumed
    conversions of dilutive
    securities                     $ 1,629,845       1,012,356    $    1.61
                                     =========       =========    =========
              1996 (restated)
Basic earnings per share
Income available to common
    stockholders                   $ 1,550,216         174,297    $    8.89
                                                                 =========
Dilutive effect of potential
 common stock:
   Convertible debentures              438,151         978,016
   Convertible preferred shares          -             74,749
                                     ---------         -------
Diluted earnings per share
--------------------------
   Income available to common
    shareholders after assumed
    conversions of dilutive
    securities                     $ 1,988,367       1,227,062    $    1.62
                                                                  =========
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(14)  Pension plan
------------

The Company has a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the years ended December 31, 1998, 1997 and 1996 was $58,000, $63,147, and $43,180.

(15)  Related parties
      ---------------

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

Due to affiliates - Integrated Financial Services (IFS) served as the sponsor and advisory company to the Company from inception through June 1994, at which time the contract with IFS was terminated. Pursuant to the prior agreements, the Company pays an assignee of IFS for amounts due IFS and one of its affiliates for various services previously performed for the Company and expenses previously incurred on the Company's behalf. Interest accrues monthly with semi-annual payments. Principal payments of $9,575 plus accrued interest are payable on a semi-annual basis. The obligation was paid off during the year ended December 31, 1998.

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(15)  Related parties (continued)
      ---------------
                                              Years ended December 31,
                                           -------------------------------
                                              1998       1997       1996
Embassy Properties, Inc. (EPI)
------------------------------
Payment of loan servicing fees to EPI      $   19,712 $   33,404  $ 51,481
Payment of property management
 fees to EPI                                  132,983    141,549   119,734
Payment of asset management fees to EPI        24,000     32,687      -
Payment of real estate lease
 commissions to EPI                            24,216     32,005     2,183
Payment to EPI for loan closing services          ---     19,700      -
Payment for painting services                  58,260       ---       ---
Payment of development fee                      6,034       ---       ---
Payment of payroll processing fee               3,000       ---       ---

Embassy Hotel Management
 Company, Inc. (EHM)
------------------------
Hotel lease revenue earned from
 leases with EHM                           $2,605,749 $2,104,346  $996,706
                                           ==========  ========   ========
Due to affiliates
-----------------
Due to affiliates, beginning of year       $  367,707    386,853  $383,979
Interest expense                               10,974     31,316    89,530
Payments on obligation                       (378,681)   (50,462)  (86,656)
                                           ----------  --------   --------
Due to affiliates, end of year             $     --- $   367,707  $386,853
                                           ==========  ========   ========

                                                       December 31,
                                                  ---------------------
Embassy Hotel Management                             1998        1997
 Company, Inc. (EHM
Accounts receivable for hotel lease
 revenue and advances made to hotels              $  987,062  $1,112,143
                                                  ===========  ========
OTHER RELATED PARTY TRANSACTIONS

Certain officers and trustees of the Company own limited partnership interests in certain borrowers of the Company.

During the years ended December 31, 1998 and 1997, the Company incurred $100,000 and $70,000, respectively for consulting and investment banking services related to the Salomon Brothers financing to an entity in which an officer of the Company is a minority owner.
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(15)  Related parties (continued)
      ---------------

During the year ended December 31, 1996, the Company and its subsidiaries incurred fees and expenses, totaling $106,000 to parties affiliated with the Company's trustees.

During the years ended December 31, 1998 and 1997, certain trustees and officers of the Company converted debentures to common stock in accordance with the conversion features on the bonds.

(16)  Business segment information
      ----------------------------

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

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(16)  Business segment information (continued)
      ----------------------------

The following table illustrates information concerning segment profit or loss and segment assets:
                                                Residential/     Assets
                                      Hotel      mixed use         for
Year Ended December 31, 1998         Leasing     Properties    Restructure
----------------------------       -----------   -----------   -----------
Revenues from external customers   $ 2,605,749   $ 3,348,194   $   332,097
Interest revenue                         9,838        13,812       114,244
Total revenues                     $ 2,615,587   $ 3,362,006   $   446,341
                                   ===========   ===========   ===========
Percentage of segment
 revenues to total                         40%           51%            7%
Interest expense                   $ 1,500,975   $   741,073   $    13,101
Depreciation and amortization        1,213,409       196,782        23,037
Segment profit (loss)                 (144,331)      986,482       230,418
Percentage of segment profit
 (loss) to total                          (49%)         334%           78%

Other significant noncash items:
   Property recovered as collateral
    On note receivable              $     -     $ 2,273,633   $   ---
   Convertible subordinated
    debentures converted to
    common stock                         -             -             -

December 31, 1998
-----------------
Segment assets                     $27,650,820   $17,469,568   $ 2,594,229
Percentage of segment
 assets to total                           55%           35%            5%
Expenditures for segment assets      1,635,853     6,386,541        ---
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(16)  Business segment information (continued)
                                                    All
Year Ended December 31, 1998                       Other         Total
Revenues from external customers                 $    96,844   $ 6,382,884
Interest revenue                                      58,934       196,828
                                                 -----------   -----------
     Total revenues                              $   155,778   $ 6,579,712
                                                 ===========   ===========
Percentage of segment
 revenues to total                                        2%          100%
Interest expense                                 $   293,872   $ 2,549,021
Depreciation and amortization                        129,880     1,563,108
Segment profit (loss)                               (776,893)      295,676
Percentage of segment profit
 (loss) to total                                        (263%)         100%

Other significant noncash items:
Property recovered as collateral
    On note receivable                           $     -      $ 2,273,633
Convertible subordinated
    debentures converted to
    common stock                                     134,784       134,784

December 31, 1998
-----------------
Segment assets                                   $ 2,812,890   $50,527,507
Percentage of segment
 assets to total                                          5%          100%
Expenditures for segment assets                                  8,022,394

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

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

 (16)  Business segment information (continued)
      ----------------------------
                                                Residential/     Assets
                                      Hotel      mixed use         for
Year Ended December 31, 1998         Leasing     Properties    Restructure
----------------------------       -----------   -----------   -----------
Segment profit (loss)              $  (144,331)   $   986,482   $   230,418

Add:  Minority interest                  8,283         -             -
Less:  Partnership investment
 income                                  -             -             -
                                   -----------   -----------   -----------
Income before minority interest       (136,048)       986,482       230,418

Add:  Depreciation and amorti-
 zation of real estate assets        1,213,409        196,782        23,037

Less:  Gain on sales of assets           -             -          (81,884)

Less:  Non-recurring items:
       Accrued interest expense
        foregone on converted
        debentures                       -              -            -
                                   -----------   -----------   -----------
Funds from operations              $ 1,077,361   $ 1,183,264   $   171,571
                                   ===========   ===========   ===========

                                                    All
Year Ended December 31, 1997                       Other         Total
Segment profit (loss)                            $  (776,893)  $   295,676

Add:  Minority interest                                -            8,283
Less:  Partnership investment income                  13,565        13,565
Income before minority interest                     (763,328)      317,524

Add:  Depreciation and amorti-
 zation of real estate assets                        125,873     1,559,101

Less:  Gain on sales of assets                         -          (81,884)

Less:  Non-recurring items:
       Accrued interest expense foregone on
        converted debentures                        (105,399)     (105,399)
                                                 ------------  ------------
Funds from operations                            $  (742,854)  $ 1,689,342
                                                 ===========   ===========


                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(16)  Business segment information (continued)
      ----------------------------
                                                Residential/     Assets
                                      Hotel      mixed use         for
Year Ended December 31, 1997         Leasing     Properties    Restructure
----------------------------       -----------   -----------   -----------
Segment profit (loss)              $   743,499   $   904,901   $   220,208

Add:  Minority interest                  7,765         -             -
Less:  Partnership investment
 income                                  -             -             -
                                   -----------   -----------   -----------
Income before minority interest        751,264       904,901       220,208

Add:  Depreciation and amorti-
 zation of real estate assets          745,990       181,493        24,483

Less:  Gain on sales of assets           -             -           (66,679)

Less:  Non-recurring items:
       Accrued interest expense
        foregone on converted
        debentures                       -              -            -
                                   -----------   -----------   -----------
Funds from operations              $ 1,497,254   $ 1,086,394   $   178,012
                                   ===========   ===========   ===========

                                                    All
Year Ended December 31, 1997                       Other         Total
----------------------------                     -----------   -----------
Segment profit (loss)                            $  (361,481)  $ 1,507,127

Add:  Minority interest                                -            7,765
Less:  Partnership investment income                  (7,143)       (7,143)
                                                 -----------   -----------
Income before minority interest                     (368,624)    1,507,749

Add:  Depreciation and amorti-
 zation of real estate assets                         14,823       966,789

Less:  Gain on sales of assets                         -           (66,679)

Less:  Non-recurring items:
       Accrued interest expense foregone on
        converted debentures                        (285,624)     (285,624)
                                                 -----------   -----------
Funds from operations                            $  (639,425)  $ 2,122,235
                                                 ===========   ===========
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(16)  Business segment information (continued)
      ----------------------------

Segment information for December 31, 1996 - The Company has not restated 1996 business segment information to conform to the current reporting. During the years ended 1996, the Company was undergoing a fundamental reorganization of its business activities. The Company's original purpose was investing in mortgage loans. However, beginning in 1993, the Company became the owner of various real estate assets through acquisitions, foreclosures, and loan workouts with previous borrowers. As a result, throughout 1994, 1995 and 1996, the Company was changing its purpose to holding, leasing and operating real estate property for the production of income and appreciation in value. As a result, it is not cost justified to restate segment information, because the revised information would lack any comparability to current information due to the dramatic difference in business purpose.

For 1996, the Company's operations have been classified into three business segments: mortgage loan investing, rental real estate and hotel activities. Mortgage loan investing involves investing in mortgage loans primarily collateralized by income-producing real estate or real estate under development. Rental real estate includes the operation and management of commercial and residential properties. Hotel activities consist of hotel operating and lease revenue and operating expenses.

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

Summarized financial information by business segment for the year ended December 31, 1996 is as follows:

                                                   1996
REVENUES
   Mortgage loan investing                     $ 1,569,450
   Rental real estate                            2,192,737
   Hotel activities                              2,825,455
CONSOLIDATED TOTAL                             $ 6,587,642
                                               ===========
EXPENSES
   Mortgage loan investing                     $ 1,157,552
   Rental real estate                            1,700,658
   Hotel activities                              2,179,216
CONSOLIDATED TOTAL                             $ 5,037,426
                                               ===========
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(16)  Business segment information (continued)
      ----------------------------
                                                   1996
NET INCOME (LOSS)
   Mortgage loan investing                     $   411,898
   Rental real estate activities                   492,079
   Hotel activities                                646,239
                                               ------
          CONSOLIDATED TOTAL                   $ 1,550,216
                                               ===========
IDENTIFIABLE ASSETS
   Mortgage loan investing                     $ 1,550,024
   Rental real estate activities                17,840,295
   Hotel activities                             13,152,177
CONSOLIDATED TOTAL                             $32,542,496
                                               ===========
DEPRECIATION AND AMORTIZATION
   Mortgage loan investing                     $     -
   Rental real estate operations                   335,223
   Hotel activities                                445,251
                                               ------
          CONSOLIDATED TOTAL                   $   780,474
                                               ===========
CAPITAL EXPENDITURES
   Mortgage loan investing                     $     -
   Rental real estate operations                 2,796,117
   Hotel activities                              7,523,064
                                               ------
          CONSOLIDATED TOTAL                   $10,319,181
                                               ===========
                      MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(17)  Commitments and contingencies
      -----------------------------

Contingency:

The Company has a non-recourse second mortgage note for $525,536 in a collection action presently pending in bankruptcy court. There are two competing bankruptcy plans currently being considered by the bankruptcy court. The first plan was submitted by a limited partner of the debtor which would pay the Company's claim for $525,536, subject to a pending adversary proceeding in which the limited partner has requested equitable subordination of the Company's claim. The second plan was submitted by the Partnership as the general partner, and debtor in possession. The plan would relinquish the general partner role to Real Estate Equities, Inc., (a wholly owned subsidiary of Master Realty Properties, Inc.). This plan would admit Real Estate Equities, Inc. as a 17.5% limited partner in consideration for the notes receivable balance, and an additional 42.5% limited partner interest in return for $1,275,000 cash.

The Company believes that the full value of its investment of $525,536 is recoverable under either plan, provided that the pending adversary proceeding seeking equitable subordination of the Company's claim is satisfactorily resolved in favor of the Company.

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

Minimum rents:
-------------

The Company receives income on commercial and residential properties under noncancelable operating lease agreements expiring through 2001 in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1998 are as follows:

     Years Ended December 31,
     ------------------------

              1999                       $1,961,879
              2000                          556,338
              2001                          198,696
              2002                          143,276
              2003                           43,468
           Thereafter                       196,770
                                        ------
              Total                     $ 3,100,427
                                        ===========

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

                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

(18)  Fair value of financial instruments (continued)
      -----------------------------------

The estimated fair values of the financial instruments are as follows:

                           December 31, 1998         December 31, 1997
                        ------------------------  ------------------------
                         Carrying       Fair       Carrying       Fair
                          Amount        Value       Amount        Value
                        -----------  -----------  -----------  -----------

Financial assets
  Cash and restricted
   cash                 $ 1,795,718  $ 1,795,718  $ 2,643,558  $ 2,643,558
  Mortgage notes
   receivable (after
   reduction for
   allowance for loan
   losses)                1,080,850    1,080,850     2,829,615    2,829,615

  Notes receivable          535,871      535,871       193,460      193,460
Financial liabilities
  Convertible subordi-
   nated debentures       1,468,623      702,556     1,646,534      715,673

  Notes payable - other 33,512,737   33,393,832    29,196,159   28,956,755
                       MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Write Off
                     Beginning    Charged to      of Un-      Balance at
                     Balance at    Expense      Collectible      End of
                       Period     (Recovery)      Accounts       Period
                    ------------  ------------  ------------  ------------
DESCRIPTION
-----------

Year ended December
31, 1998:
  Deducted from
  asset accounts:
    Allowance for
    losses -
      mortgage
      notes
      receivable    $ 3,691,493   $(  831,640)  $(1,640,965   $ 1,218,888
                    ===========   ===========   ===========   ===========
Year ended December
31, 1997:
  Deducted from
  asset accounts:
    Allowance for
    losses -
      mortgage
      notes
      receivable    $ 4,974,901   $(1,283,408)  $        --   $ 3,691,493

Year ended December
31, 1996:
  Deducted from
  asset accounts:
    Allowance for
    losses -
      mortgage
      notes
      receivable    $10,780,742   $(3,854,698)  $(1,951,143)   $ 4,974,901
    Allowance for
    losses -
      interest
      receivable        613,742      (408,028)    ( 205,714)            -
                    -----------   -----------   ------------   -----------
TOTAL               $11,394,484   $(4,262,726)  $(2,156,857)  $ 4,974,901
                    ===========   ===========   ===========   ===========


               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
      SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

                                                             Carrying Cost
                                                 Additions    at 12/31/97
                                  Initial Cost     since      ------------
                                  ------------  Acquisition    Buildings
                                   Buildings    ------------    & Land
                      Encum-        & Land      Improvements  Improvements
Description           brances     Improvements  Carrying Cost   Total (4)
-----------         ------------  ------------  ------------  ------------
Commercial:
----------
Rivermarket -
Kansas City, MO         (1)       $ 7,490,894   $   848,788   $ 8,339,682

Soho VI -
Kansas City, MO         (1)         1,494,345        79,092     1,573,437

Soho III/
Gaslight Garage -
Kansas City, MO                     6,864,239       231,583     7,095,822

39/40 Plaza -
Kansas City, MO                       725,000        95,274       820,274

Hotels:
------
Ramada -
Phoenix, AZ             (1)         3,952,594     2,988,029     6,940,623

Ramada -
Euless, TX             (1,3)        5,772,619     1,215,453     6,988,072

Ramada -
Wichita, KS             (2)         7,323,687       674,391     7,998,078

Historic Suites -
Kansas City, MO         (1)         7,500,000       324,112     7,824,112


(1) Encumbered by mortgage note payable with a balance at December 31, 1998 of $19,417,830.
(2) Encumbered by mortgage note payable with a balance at December 31, 1998 of $7,245,312.
(3) Encumbered by note payable with a balance at December 31, 1998 of $18,699.
(4) Encumbered by a mortgage note payable with an aggregate balance at December 31, 1998 of $3,833,743.
(5) The aggregate carrying cost for Federal income tax purposes at December 31, 1998 is $47,854,793.


               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
(Continued)

                                                             Carrying Cost
                                                 Additions    at 12/31/97
                                  Initial Cost     since      ------------
                                  ------------  Acquisition    Buildings
                                   Buildings    ------------    & Land
                      Encum-        & Land      Improvements  Improvements
Description           brances     Improvements  Carrying Cost   Total (4)
-----------         ------------  ------------  ------------  ------------
Unimproved land:
---------------
Gabriel -
Kansas City, MO                        65,003        69,700       134,703

All other property
 and equipment                         20,860       119,130       139,990
                                  -----------    ----------   -----------
Totals                            $41,209,241   $ 6,645,552   $47,854,793
                                  ===========   ===========   ===========

(1) Encumbered by mortgage note payable with a balance at December 31, 1998 of $19,417,830.
(2) Encumbered by mortgage note payable with a balance at December 31, 1998 of $7,245,312.
(3) Encumbered by note payable with a balance at December 31, 1998 of $18,699.
(5) Encumbered by a mortgage note payable with an aggregate balance at December 31, 1998 of $3,833,743.
(5) The aggregate carrying cost for Federal income tax purposes at December 31, 1998 is $47,854,793.


               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES
SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
(Continued)
                                   Estimated
                    Accumulated     Date of         Date      Depreciable
Description         Depreciation  Construction    Acquired        Life
-----------         ------------  ------------  ------------  ------------
Commercial:
----------
Rivermarket -
Kansas City, MO     $   495,880   1870 - 1890       6-95      7 & 39 years

Soho VI -
Kansas City, MO          46,984      1900           12-96     7 & 39 years

Soho III/
Gaslight Garage -                                  2-98/
Kansas City, MO         157,881      1986           8-93      5 & 39 years

39/40 Plaza -
Kansas City, MO          53,348      1970           1-94      5 & 39 years

Hotels:
------
Ramada -
Phoenix, AZ             770,547      1956           6-94      7 & 39 years

Ramada -
Euless, TX            1,615,391      1971           3-94      5 - 39 years

Ramada -
Wichita, KS             305,787   1954, 1973
                                     1985          10-97      5 - 39 years

Historic Suites -
Kansas City, MO         526,950      1890           9-96      7 & 39 years

Unimproved land:
---------------
Gabriel -
Kansas City, MO           -          1890          Various    5 & 39 years

All other property
 and equipment            11,611
                    -----------
Totals              $ 3,984,379
                    ===========
(1) Encumbered by mortgage note payable with a balance at December 31, 1998 of $19,417,830.
(2) Encumbered by mortgage note payable with a balance at December 31, 1998 of $7,245,312.
(3) Encumbered by note payable with a balance at December 31, 1998 of $18,699.
(6) Encumbered by a mortgage note payable with an aggregate balance at December 31, 1998 of $3,833,743.
(5) The aggregate carrying cost for Federal income tax purposes at December 31, 1998 is $47,854,793.

                   See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                    Interest
                                    rate at      Final       Periodic
                         Interest   December   Maturity       Payment
    Location               Rate     31, 1998     Date          Terms
-------------------      ---------  ---------  --------  -----------------
PARTIALLY-EARNING

2ND AND 3RD MORTGAGE LOANS
------------------
  COMMERCIAL BUILDINGS
   Kansas City, MO        10.00%     10.00%    10/01/94   Quarterly pay-
                                                          ments equal to
                                                          property's net
                                                          cash flow; Unpaid
                                                          principal and
                                                          interest at
                                                          maturity
  RESIDENTIAL
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


               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

          SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)

                                                                Principal
                                                                  Amount
                                                     Carrying    of Loans
                                                     Amount of  Subject to
                                          Face       Mortgages  Delinquent
                               Prior    Amount of   at December  Principal
    Location                   Liens    Mortgages    31, 1997   or Interest
-------------------         ----------  ----------  ----------  ----------
PARTIALLY-EARNING

2ND & 3RD MORTGAGE LOANS
------------------
  COMMERCIAL BUILDINGS
   Kansas City, MO          $    -      $3,300,000  $1,774,738  $1,774,738

RESIDENTIAL
   Mission, KS               6,768,000      300,000     525,000     525,000


TOTAL MORTGAGE NOTES
 RECEIVABLE, PARTIALLY-
 EARNING                    $6,768,000  $3,600,000  $2,299,738  $2,299,738
                            ==========  ==========  ==========  ==========





               See Accompanying Independent Auditors' Report
                      MASTER REALTY PROPERTIES, INC.
                              AND SUBSIDIARIES

          SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)

               Years Ended December 31, 1998, 1997 and 1996


                                          Year Ended December 31
                                   ---------------------------------------
                                      1998           1997         1996
                                   -----------   -----------   -----------
Balance at beginning of year       $ 6,521,108   $ 5,519,500   $15,962,800
Additions during year
   Advances on existing loans           67,338       295,258       101,856
   Other recoveries                       -         709,151           -
                                   -----------   -----------   -----------
      Total additions                6,588,446     6,523,909    16,064,656
                                   -----------   -----------   -----------
Deductions during year
   Collection of principal           3,815,739         2,801        35,057
   Write off principal against
    the allowance                      226,489       -         10,510,099
   Reclassification to notes
   Receivable                          246,480        ---          ---
                                   -----------   -----------   -----------
      Total deductions               4,288,708         2,801    10,545,156
                                   -----------   -----------   -----------
          BALANCE AT END OF YEAR   $ 2,299,738   $ 6,521,108   $ 5,519,500
                                   ===========   ===========   ===========











               See Accompanying Independent Auditors' Report