Form 10-Q
period 1999-03-31
MASTER MORTGAGE INVESTMENT FUND INC
filed 1999-11-19
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

                              MARCH 31, 1999

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

          410 W. 8th Street
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

     As of March 31, 1999, the Registrant had 35,925 shares of preferred stock and 1,202,760 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the March 31, 1999 unaudited financial statements was $14,595,385.










                      MASTER REALTY PROPERTIES, INC.
                         MARCH 31, 1999 FORM 10Q
                                INDEX




Part I: Financial Statements

     Financial Statements*

A.  Balance Sheets as of March 31, 1999 and December 31, 1998

B.  Statement of Operations for the three months Ended
    March 31, 1999 and 1998

C. Statement of Changes in Shareholders' Equity for the three months ended March 31, 1999 and 1998

D.  Statement of Cash Flows for the three months ended
    March 31, 1999 and 1998


Notes to Unaudited Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Signatures

* All financial statements, except the balance sheet as of December 31, are unaudited

























                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    March 31, 1999 and December 31, 1998


                                           September 30,      December 31,
                                              1999             1998

                                A S S E T S

CASH                                         $  272,149      $  699,358

RESTRICTED CASH                               1,967,463       1,096,360

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses              1,080,850       1,080,850

NOTE RECEIVABLE                                 511,093         535,871

PROPERTY HELD FOR INVESTMENT                  1,001,688       1,001,688

INVESTMENT IN REAL ESTATE PARTNERSHIPS          173,721         173,456

ACCOUNTS RECEIVABLE                           1,015,836       1,024,066

PROPERTY AND EQUIPMENT,
at cost less accumulated depreciation       43,970,530       43,870,414

OTHER ASSETS                                 1,172,080        1,045,444
                                           -----------      -----------

                    TOTAL ASSETS           $51,165,410      $50,527,507
                                           ===========      ===========





















                           MASTER REALTY PROPERTIES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (Continued)

                      March 31, 1999 and December 31, 1998

                                           March 31,        December 31,
                                              1999             1998

                           L I A B I L I T I E S

NOTES PAYABLE                                $35,574,744     $34,981,360

OTHER LIABILITIES                                754,009         586,964

                                           ------------    -------------

          TOTAL LIABILITIES                 $ 36,328,753   $  35,568,324
                                           ============    =============

MINORITY INTEREST IN SUBSIDIARIES                320,897         321,226

COMMITMENTS AND CONTINGENCIES (Note 16)


                  S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
     Convertible preferred stock, par
     value $.01, liquidation preference
     up to 5 of the Company's net assets.          359               359

     Common stock, par value $.01,
     authorized 45,000,000 shares                12,028            11,878

     Additional paid-in capital              41,870,776        41,760,211
                                            -----------       -----------

          TOTAL CAPITAL CONTRIBUTED          41,883,163        41,772,448

RETAINED DEFICIT                            (27,367,403)      (27,134,491)

          TOTAL STOCKHOLDERS' EQUITY         14,515,760        14,637,957
                                            ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $51,165,410      $ 50,527,507











                           MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended March 31, 1999, and 1998

                                                1999                1998

REVENUES
     Rental income                         $  911,870           $  843,115
     Hotel Income                             525,694              696,000
     Interest and fees on mortgage loans       25,034               27,515
     Other income (loss)                       25,514               41,080
     Gain on sale of assets                         0               81,884
                                           ------------         -----------

          TOTAL REVENUES                   $  1,488,112         $1,689,594
                                           ============         ===========

EXPENSES
     Loan Servicing Fees                   $      3,915         $    7,945
     Rental expenses                            396,986            366,747
     General and administrative expenses         90,535            101,776
     Legal and accounting                        69,745            125,714
     Payroll and employee benefits              152,290            139,426
     Depreciation and amortization              338,146            381,467
     Interest expense                           670,602            570,991
     Provision for loan losses (recoveries)           0           (623,366)
                                            -----------         -----------

          TOTAL EXPENSES                   $ 1,722,219          $1,070,700
                                            -----------         -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                      ( 1,193)
                                            -----------
          NET INCOME                       $  (232,914)         $  618,894
                                           ===========           ==========

BASIC EARNINGS PER SHARE                       $(.1880)            $0.0175

DILUTED EARNINGS PER SHARE                                          $0.015













                      MASTER REALTY PROPERTIES, INC.
                            AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   Three Months Ended March 31, 1999 and 1998

                                   PREFERRED   PREFERRED    COMMON    COMMON
                                     STOCK       STOCK       STOCK     STOCK
                                    SHARES      AMOUNT      SHARES    AMOUNT

Balances, December 31, 1997      2,491,622     24,916   29,181,486  291,814
Debenture Conversion to Stock                              413,527    4,135
Unsecured Director's Fees
converted to stock                                         282,738    2,827
Pension Plan Stock Conversion                              863,095    8,631
Stock Bonus                                              2,147,362   21,474
Net income for the period
                                ----------    -------   ----------  -------
Balances, March 31, 1998         2,491,622      24,916  32,888,208  328,881
                                ==========    =======   ==========  =======

                               CAPITAL IN                            TOTAL
                             EXCESS OF PAR  UNDISTRIBUTED TREASURY SHAREHOLDER'S
                                  VALUE     EARNINGS (DEF)  STOCK    EQUITY
Balances, December 31, 1997     40,926,229 (27,430,167)  (15,336) 13,797,456
Debenture Conversion to Stock       88,495                            92,630
Unsecured Director's Fees
converted to stock                  16,173                            19,000
Pension Plan Stock Conversion       49,369                            58,000
Stock Bonus                        459,535                           481,009
Net income for the period                      618,894               618,894
                                ----------    -------   ----------  -------
Balances, March 31, 1998        41,539,801 (26,811,273)  (15,336) 15,066,989
                                ==========    =======   ==========  =======

                                    PREFERRED   PREFERRED    COMMON    COMMON
                                     STOCK       STOCK       STOCK     STOCK
                                    SHARES      AMOUNT      SHARES    AMOUNT

Balances, December 31, 1998         35,925        359    1,187,804   11,878
Debenture Conversion to Stock                               14,956      150
Net income for the period
                                ----------    -------   ----------  -------
Balances, March 31, 1999            35,925        359    1,202,760   12,028
                                ==========    =======   ==========  =======

                               CAPITAL IN                            TOTAL
                             EXCESS OF PAR  UNDISTRIBUTED TREASURY SHAREHOLDER'S
                                  VALUE     EARNINGS (DEF)  STOCK    EQUITY
Balances, December 31, 1998     41,760,211 (27,134,491)           14,637,957
Adjustment to reverse stock split     (963)                             (963)
Debenture Conversion to Stock      111,528                           111,678
Net income for the period                     (232,912)             (232,912)
                                ----------    -------   ----------  -------
Balances, March 31, 1999        41,870,776 (27,367,403)        -- 14,515,760
                                ==========    =======   ==========  =======






                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three Months Ended March 31, 1999 and 1998


                                                     1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $  (232,914)   $  618,894
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities
         Minority interest                               (329)     (169,742)
               Interest receivable                          0        (5,425)
               Accounts receivable                      8,229      (396,729)
               Prepaid Expenses
               Other assets, net                     (126,637)     (116,502)
               Increase (decrease) in
                  operating liabilities
               Other liabilities                       11,292      (474,004)
               Prepetition liabilities                      0       (13,770)
               Interest payable                       155,753       126,454
                                                 ------------     ----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                            (184,606)     (430,824)
                                                 ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase mortgage notes receivable                (9,865)    1,777,663
     Acquisition in real estate partnerships             (265)          480
     Decrease in notes receivables                     34,643             0
     Increase in fixed assets                        (100,116)   (5,368,104)
                                                 ------------     ----------

NET CASH USED IN INVESTING ACTIVITIES           $     (75,603)  $(3,589,961)

CASH FLOW FROM FINANCING ACTIVITIES
     Costs of reverse stock split                        (961)
     Increase in notes payable                  $     705,064   $ 3,415,862
                                                 ------------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $     704,103   $ 3,415,862
                                                 ------------     ----------

NET INCREASE (DECREASE) IN CASH                       443,894      (604,923)

CASH, BEGINNING OF PERIOD                           1,795,718     2,643,558

CASH, END OF PERIOD                              $  2,239,612    $2,038,635
                                                  ===========    ==========

                                 PART I

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

                                       March 31, 1999   December 31, 1998

Debt service reserve                       $154,859             $153,078
Capital expenditure reserve                  46,716               20,157
Impound costs sub-account                    22,586               13,599
                                           --------             --------
Total restricted cash and escrows          $224,161             $186,834
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

(2)  Mortgage notes receivable
                                         March 31, 1999 December 31, 1998
Mortgage notes receivable,
   partially-earning                       $2,299,738           $2,299,738
Allowance for losses                       (1,218,888)          (1,218,888)
                                           ----------            ---------
Net mortgage notes receivable              $1,080,850           $1,080,850
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

Due to the uncertainty of future collections and possible foreclosures, it is not practicable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter. The Company is completing negotiations to acquire the underlying property of its largest remaining mortgage note.

(3)  Property held for investment



                                        March 31, 1999  December 31, 1998

Non-earning, land in New Mexico            $1,001,688           $1,001,688
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

(4)  Investment in real estate partnerships

Investment in real estate partnerships consists of the following:



                                                              Ownership
                                           Ownership              at
                                            Interest        3/31/99 & 3/31/98

OPP IX, Limited Partnership                 Limited          25.12  25.12
OPP X, Limited Partnership                  Limited            2.3    2.3
Historic Suites of America - KC             Limited           19.8   19.8

(5)  Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:



                                       March 31, 1999   December 31, 1998

Ramada Inn - Phoenix, Arizona            $  287,855         $  345,347
Ramada Inn - Euless, Texas                  397,391            397,392
Historic Suites - Kansas City, Missouri      90,399             24,399
Ramada Inn - Wichita, Kansas                219,924            219,924
                                           --------           --------
Total                                   $   995,669         $  987,062
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

(7)  Property and equipment

                                        March 31, 1999  December 31, 1998
Cost
   Land and land improvements              $ 6,869,699          $ 7,051,999
   Building and building improvements       37,130,015           37,271,763
   Furniture and equipment                   4,342,408            3,385,308
   Assets not yet in service                                        145,723
                                           -----------          -----------
Total Cost                                 $48,342,122          $47,854,793
   Accumulated depreciation                 (4,371,592)          (3,984,379)
                                           -----------          -----------
Net property, plant and equipment          $43,970,530          $43,870,414
                                           ===========          ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expenses. The aggregate depreciation charged to operations for the period ended March 31, 1999 and 1998 was $302,266 and $320,119, respectively.

(8)  Notes payable

                                       March 31, 1999   December 31, 1998

Salomon Brothers mortgage note            $19,340,349          $19,417,830
Salomon Brothers Mezzanine note             1,129,833            1,190,000
Midland Bank mortgage note                  7,245,312            7,245,312
Convertible Subordinated Debentures         1,339,655            1,468,623
Hillcrest Bank #1                           3,539,520            3,556,295
Hillcrest Bank #2                             428,718              277,448
Hillcrest Bank #3                             216,439              152,834
Hillcrest Bank #4                             305,302                    0
Unsecured alternative treatment note          809,726              827,895
Real Estate Equities, Inc. notes            1,000,000              600,000
Unsecured non-interest bearing note payable    97,618              113,049
Real Estate tax notes                          86,258               92,614
Hotel van loan                                 36,014               39,460
                                          -----------            ----------
Total notes payable                       $35,574,745           $34,981,360

Salomon Brothers mortgage note - Mortgage note payable (First Mortgage Note) of December 19, 1997 with monthly principal and interest payments of $145,397 based on an interest rate of 7.5 and a 25-year amortization period. The initial payment of accrued interest only through January 31, 1997 was paid on February 1, 1998. The outstanding principal and interest are due at maturity on January 1, 2008. The nonrecourse First Mortgage Note is collateralized by commercial, residential and hotel properties in Kansas City, Missouri, a hotel in Phoenix, Arizona and a hotel in Euless, Texas. This note is also cross-collateralized and cross-defaulted with the Mezzanine Note and the Cash Collateral Agreement.

Salomon Brothers Mezzanine note - Mortgage note payable (Mezzanine Note) of December 19, 1997 with interest payable monthly based upon the one-month London Interbank Offered Rate (LIBOR) plus 4.95 percent. The interest rate at December 31, 1997 was 10.92 percent with the initial payment due February 1, 1998.
Monthly principal payments begin in January 1999 based upon a monthly calculation using the outstanding principal balance, the interest rate from the preceding month and a 48-month amortization period less the months elapsed since January 1, 1999. The outstanding principal and interest are due at maturity on January 1, 2003. The Mezzanine Note is secured by the pledge of the Company's general partner interest in New Historic Suites Partners, L.P. and a full payment guaranty by the Company. The Mezzanine
Loan Agreement requires that the monthly aggregated Adjusted Property Net
Cash Flow for the properties securing the First Mortgage Note to at least equal the monthly calculation of the Debt Service Coverage Threshold. The Debt Service Coverage Threshold is defined as 1.05 times the sum of the annual debt service on the First Mortgage Loan plus the debt service payable on the Mezzanine Loan at an assumed principal and interest constant of 27 percent. This note is cross-collateralized and cross-defaulted with the First Mortgage Note and the Cash Collateral Agreement.

Midland Bank mortgage note - Mortgage note payable of October 1, 1997 with interest payable monthly at an initial rate of 7 percent until June 1, 1999. The rate then increases to 8 percent through March 31, 2001 and to 8.5 percent from April 1,
2001 until maturity. Interest only is payable monthly through October 5, 1998. The interest payments are based on the Deemed Balance (as defined) determined annually beginning on April 1, 1999. The initial Deemed Balance is the face amount of the note. From June 5, 1999 through October 5, 2000, monthly payments of principal and interest are based on a 30-year amortization of the outstanding principal balance. Beginning on November 5, 2000, the monthly principal and interest payments are based on a 25-year amortization of the outstanding principal balance. The outstanding principal and interest are due at maturity on April 1, 2004. The note is collateralized by a hotel in Wichita, KS and the Disbursement Account
(required reserve account to fund property improvements). The Company is delinquent on its payments under his note and are involved in restructuring terms with the Bank. The Bank has not called the note in default as of May 7, 1999.

Hillcrest Bank note #1 - Mortgage note payable of February 17, 1998 with monthly principal and interest payments of $32,975 based on an interest rate of 9.25 percent.  The outstanding principal and interest are due at maturity on
February 17, 2000, although the Company has the option to extend the maturity until February 17, 2001. The note is collateralized by an apartment/retail
/parking garage facility located in Kansas City, Missouri.  	The note is also
guaranteed by the Company.

Hillcrest Bank note #2 - Line of credit, with maximum aggregate principal amount of $850,000, with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments of interest are required until maturity on February 17, 2000, at which time any unpaid accrued interest and principal are due. The Company has the option to extend the maturity until February 17, 2001. The note is cross-collateralized with the Hillcrest Bank note #1.

Hillcrest Bank note #3 - Line of credit, with maximum aggregate principal amount of $250,000, with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments of interest are required until maturity on December 1, 1999, at which time any unpaid accrued interest and principal are due. The note is collateralized by a commercial property located in Rivermarket area Kansas City, Missouri, a vacant lot, assignment of rents, furniture and fixtures, and a full payment guaranty by the Company.

Hillcrest Bank note #4 - Line of credit with maximum principal amount of $650,000 with interest at Wall Street prime plus 1 percent due April 5, 1999. This note is collateralized by commercial property in the Garment District of Kansas City, Missouri and Independence, Missouri. The Company has guaranteed this note. Subsequent to March 31, 1999 this note was paid off as part of the completion of a construction loan on the property in Kansas City, Missouri.

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6 percent per annum. Interest accrues semiannually on January 1 and July 1 of each year. The securities mature December 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the periods ended March 31, 1999 and 1998 amounted to $31,828 and $92,630, respectively. The securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior Indebtedness is to be paid in full before holders of the Subordinated Debentures are to be paid any principal or interest.

Unsecured note - 9 percent unsecured note payable to previous participants in the alternative treatment plan, with interest only payable quarterly until maturity in August, 2000.

Unsecured non-interest bearing note payable - Note due September 2000, payable in an installment of $75,000 on January 31, 1996 and 60 monthly payments of $7,333 with the remaining unpaid principal due at maturity. Interest has been imputed at a rate of 9 percent.

Real estate tax note - Unsecured note payable consisting of an agreement with the taxing authorities for delinquent real estate taxes on a foreclosed property with interest imputed at 9 percent and monthly payments of $3,220.30 until maturity on August 15, 2002. On March 31, 1998 the Company sold a property which was the subject of an unsecured real estate tax note. This note was paid off as part of the closing of this sale.

Hotel van loan - 9.25 percent note payable, collateralized by a vehicle, payable in monthly installments of $646 until maturity in September 2001.


(9)  Other liabilities

Other liabilities consist of the following:

                                       March 31, 1999   December 31, 1998

Accounts payable                           $  308,786          $   227,557
Accrued bonus pool                            215,124              212,126
Other liabilities                             230,099              144,281
                                           ----------           ----------
                                           $  754,009           $  586,964
                                           ==========           ==========

At March 31, 1999 and December 31, 1998, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees

(10) Common and Preferred Stock and Paid in Capital.

The Company completed both a twenty five hundred (2,500) to (1) reverse stock split effective April 30, 1998 and a seventy five (75) for (1) forward stock split effective June 30,1998. Both of these stock splits were approved by the stockholders of the Company.

As part of the reverse stock split all fractional interests in the Company stock were eliminated. The net cost to the Company of this transaction was $256,327.

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

The following table illustrates information concerning segment profit or loss and segment assets:

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 3-31-99    Leasing    Properties   Restructure  Other   Total

Revenues from
   external customers $  525,694  $  892,532   $ 50,036  $  1,937 $1,470,199
Interest revenue              64       5,149     14,682     5,138     25,033
                       ---------   ---------    --------  -------- ---------
Total revenues           525,758     897,681     64,718     7,075  1,495,232

Percentage of segment
   revenues to total      35.3         60         4.3      .4      100
Interest expense         387,752     212,340      3,304    67,206    670,602
Depreciation and
   amortization          212,411     102,682      5,659    17,394    338,146
Segment profit (loss)   (133,485)    288,263     18,278  (405,970)  (232,914)
Percentage of segment
   profit (loss) to total  57.31     (123.76)     (7.85)   174.30      100

Other significant non-
   cash items:
   Convertible sub-
     ordinated debentures
     converted to
     common stock           -           -             -   111,678    111,678

March 31, 1999
Segment assets        27,693,168  17,634,223  2,547,367 3,290,652 51,165,410
Percentage of segment
   assets to total         54.04     34.41       4.97     6.58      100
Expenditures for
   segment assets        151,091     154,612        ---   181,629    487,332

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

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 3-31-99    Leasing    Properties   Restructure  Other   Total

Net income           $(133,485)  $ 288,263   $ 18,278  $(405,970)  $(232,914)
Add minority interest    1,193        -           -          -         1,193
Add partnership
   investment income                                        (744)       (744)
                       ---------   ---------    --------   -------- ---------
Income before
   minority interest $(132,292)  $ 288,263    $18,278  $(406,714)  $(232,465)

Add: Depreciation and
   amortization of
   real estate assets   263,484     51,608      5,659       -        320,751

Less: Accrued Interest foregone on converted
      debentures          -           -           -       (31,828)   (31,828)
                      ---------   ---------   --------   -------- ---------
Funds from operations  $131,192   $339,871    $ 23,937  $(438,542)$   56,458
                       =========  ========    ========  ========= ==========

(12)  Commitments and contingencies

Guaranty:

The Company is contingently liable as a guarantor on Industrial Revenue Bonds (IRB's) (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the borrower) in the amount of $2,655,000. The Series 1996 bonds were reissued to pay amounts due to the Company on Series 1984 Bonds. The Company entered into the Guarantor Agreement to effectuate the transaction whereby these funds would be available to the Company. The Company has pledged collateral to secure the guaranty. The collateral consists of the Company's Deed of Trust and Security Agreement executed by the borrower in favor of the Company on the Series 1984 Bonds, and assignment on a ratable basis of General Partnership Interest of River Market Venture, Inc. (a wholly owned subsidiary of the Company) in River Market Venture I, L.P. The Company is completing negotiations to acquire the Soho Office Center project.

Minimum rents:

The Company receives income on commercial and residential properties under noncancelable operating lease agreements expiring through 2001 in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1998 are as follows:


Years Ended December 31
   1999                                                   380,903
   2000                                                   150,984
   2001                                                    50,610
   2002                                                    40,204
   Thereafter                                              37,225
                                                       ----------

Total                                                  $  659,926
                                                       ==========


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:

     The following discussion compares historical results of operation for the period ended March 31, 1999 and 1998. The discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company:

    The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these properties either directly or through subsidiaries or partnerships.

Results of Operations:

     Period Ended March 31,1999 Compared with Period Ended March 31, 1998

Rental Properties:

     Revenue from rental properties increased by $68,755 for the three months ended March 31, 1998 to March 31, 1999. This increase was due to the increases in rental rates in all of the Properties, reduction in vacancies, and the acquisition of a mixed-use property in February, 1998.

     Rental expenses increased from $366,747 at March 31, 1998 to $396,986 at March 31, 1999. This increase of $30,239 was due to the acquisition of a mixed-use property in February, 1998.

Hotel Properties:

     Revenues from hotel lease income increased from $696,000 at March 31, 1998 to $525,694 for March 31, 1999. This substantial decrease was due to financial problems in the hotel property acquired in October, 1997 and a modified it to its percentage rent calculation with respect to its other three hotels which eliminated any percentage rent in the March 31, 1999 period.

Other Revenues and Expenses:

     The Company continued to receive interest income on its remaining real estate loans and cash deposits. The amount received was $25,034 and $27,515 for March 31, 1999 and March 31, 1998, respectively.

     The Company disposed of a rental property on March 31, 1998 at a gain of $81,884.

     The Company had a $11,241 decrease in general and administrative expenses for the three months ended March 31, 1999 compared to March 31, 1998.

     Interest expense increased by $99,611 from $570,991 at March 31, 1998 to $670,602 at March 31, 1999. This increase was due to the additional interest expense attributable to the acquisition of a mix-use property in February, 1998 and interest expenses related to certain development projects.

     The Company recovered previously reserved related to the Company's former loan portfolio in the amount of $623,362. The Company had no recoveries in the first quarter of 1999.

Liquidity and Capital Resources:

     The Company had a deficit in cash flow from both the operating and investing activities which represented the payment of Company liabilities and the acquisition of additional real estate assets.

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

     The following reflects the FFO of the Company for the periods ended March, 1999 and 1998.

                                     March 31, 1999    March 31, 1998

Net income (loss)                         $(232,914)        $ 618,894
Add minority interest                         1,193
Less Partnership
Investment income                              (744)             (479)
                                           ---------        ---------
Income before minority interest           $(232,465)         $ 618,415
Add depreciation and amortization
   of real estate assets                    320,751            337,144
Less Non-Recurring Items:
Accrued interest expense
Foregone on converted
Debentures                                  (31,828)           (25,653)
Gain on sale of assets                          --             (81,884)
                                           ---------        -----------
Funds from operations                     $  56,458        $   848,022
                                           ========         ==========


                                 SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 14, 1999

MASTER REALTY PROPERTIES, INC.


By:  /S/ John J. Bennett, Chairman
     (Principal Executive Officer)

By:  /S/ Thomas H. Trabon, Executive Vice President
     and Chief Financial Officer