Form 10-Q
period 1999-06-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1999-11-19
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

                              JUNE 30, 1999

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

     As of June 30, 1999, the Registrant had 35,925 shares of preferred stock and 1,202,760 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the June 30, 1999 unaudited financial statements was $14,158,807.










                      MASTER REALTY PROPERTIES, INC.
                         JUNE 30, 1999 FORM 10Q
                                INDEX




Part I: Financial Statements

     Financial Statements*

A.  Balance Sheets as of June 30, 1999 and December 31, 1998

B.  Statement of Operations for the three months Ended
    June 30, 1999 and 1998

C.  Statement of Operations for the six months Ended
    June 30, 1999 and 1998

D. Statement of Changes in Shareholders' Equity for the six months ended June 30, 1999 and 1998

E.  Statement of Cash Flows for the six months ended
    June 30, 1999 and 1998


Notes to Unaudited Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Signatures

* All financial statements, except the balance sheet as of December 31, are unaudited

























                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    June 30, 1999 and December 31, 1998


                                             June 30,      December 31,
                                              1999             1998

                                A S S E T S

CASH                                         $  657,728      $  699,358

RESTRICTED CASH                               1,595,896       1,096,360

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses              1,080,850       1,080,850

NOTE RECEIVABLE                                 548,236         535,871

PROPERTY HELD FOR INVESTMENT                  1,001,688       1,001,688

INVESTMENT IN REAL ESTATE PARTNERSHIPS          175,669         173,456

ACCOUNTS RECEIVABLE                           1,030,352       1,024,066

PROPERTY AND EQUIPMENT,
at cost less accumulated depreciation       46,189,076       43,870,414

OTHER ASSETS                                 1,231,201        1,045,444
                                           -----------      -----------

                    TOTAL ASSETS           $53,510,696      $50,527,507
                                           ===========      ===========





















                           MASTER REALTY PROPERTIES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (Continued)

                      June 30, 1999 and December 31, 1998

                                           June 30,        December 31,
                                              1999             1998

                           L I A B I L I T I E S

NOTES PAYABLE                                $38,060,484     $34,981,360

OTHER LIABILITIES                                966,298         586,964

                                           ------------    -------------

          TOTAL LIABILITIES                 $ 39,026,782   $  35,568,324
                                           ============    =============

MINORITY INTEREST IN SUBSIDIARIES                325,107         321,226

COMMITMENTS AND CONTINGENCIES (Note 16)


                  S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
     Convertible preferred stock, par
     value $.01, liquidation preference
     up to 5 of the Company's net assets.          359               359

     Common stock, par value $.01,
     authorized 45,000,000 shares                12,028            11,878

     Additional paid-in capital              41,870,253        41,760,211
                                            -----------       -----------

          TOTAL CAPITAL CONTRIBUTED          41,882,640        41,772,448

RETAINED DEFICIT                            (27,723,833)      (27,134,491)

          TOTAL STOCKHOLDERS' EQUITY         14,158,807        14,637,957
                                            ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $53,510,696      $ 50,527,507











                           MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended June 30, 1999, and 1998

                                                1999                1998

REVENUES
     Rental income                           $  942,420         $  890,792
     Hotel Income                               496,000            696,000
     Interest and fees on mortgage loans         14,625             78,814
     Other income (loss)                         31,341             12,377
     Gain on sale of assets                           0                  0
                                           ------------         ----------

          TOTAL REVENUES                   $  1,484,386         $1,677,983
                                           ============         ==========

EXPENSES
     Loan Servicing Fees                   $      3,913         $    9,676
     Rental expenses                            415,384            521,037
     General and administrative expenses        128,385            149,862
     Legal and accounting                        70,708             33,081
     Payroll and employee benefits              168,951            137,300
     Depreciation and amortization              352,980            358,203
     Interest expense                           693,897            694,325
     Provision for loan losses (recoveries)           0            (61,899)
                                            -----------         -----------

          TOTAL EXPENSES                   $ 1,834,218          $1,841,585
                                            -----------         -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                        6,596               6,985
                                            -----------         ----------
          NET INCOME                       $  (356,428)        $  (170,587)
                                           ===========           ==========

BASIC EARNINGS PER SHARE                      $(0.2916)           $(.1396)

DILUTED EARNINGS PER SHARE                                        $(.1245)














                            MASTER REALTY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    Six Months Ended June 30, 1999, and 1998

                                                1999                1998

REVENUES
     Rental income                           $1,854,290         $1,733,907
     Hotel Income                             1,021,694          1,392,000
     Interest and fees on mortgage loans         39,659            106,329
     Other income (loss)                         56,855             22,664
     Gain on sale of assets                           0             81,884
                                           ------------         ----------

          TOTAL REVENUES                   $  2,972,498         $3,336,784
                                           ============         ==========

EXPENSES
     Loan Servicing Fees                   $      7,828         $   17,621
     Rental expenses                            812,370            887,784
     General and administrative expenses        218,920            251,638
     Legal and accounting                       140,453            158,795
     Payroll and employee benefits              321,241            276,726
     Depreciation and amortization              691,126            739,670
     Interest expense                         1,364,499          1,265,316
     Provision for loan losses (recoveries)           0            (16,058)
                                            -----------         -----------

          TOTAL EXPENSES                   $ 3,556,437           $2,881,492
                                            -----------         -----------

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                        5,403               6,985
                                            -----------         ----------
          NET INCOME                       $  (589,342)        $   448,307
                                           ===========           ==========

BASIC EARNINGS PER SHARE                      $(0.4822)             $.3668

DILUTED EARNINGS PER SHARE                                          $.3273













                      MASTER REALTY PROPERTIES, INC.
                            AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   Six Months Ended June 30, 1999 and 1998

                                   PREFERRED   PREFERRED    COMMON    COMMON
                                     STOCK       STOCK       STOCK     STOCK
                                    SHARES      AMOUNT      SHARES    AMOUNT

Balances, December 31, 1997      2,491,622     24,916   29,181,486  291,814
Debenture Conversion to Stock                              959,067    9,591
Unsecured Director's Fees
converted to stock                                         282,738    2,827
Pension Plan Stock Conversion                              863,095    8,631
Stock Bonus                                              2,147,362   21,474
Reverse Stock Split            (2,445,272)    (24,452) (32,257,973)(322,579)
Net income for the period
                                ----------    -------   ----------  -------
Balances, June 30, 1998            46,350         464    1,175,775   11,758
                                ==========    =======   ==========  =======

                               CAPITAL IN                            TOTAL
                             EXCESS OF PAR  UNDISTRIBUTED TREASURY SHAREHOLDER'S
                                  VALUE     EARNINGS (DEF)  STOCK    EQUITY
Balances, December 31, 1998     40,926,229 (27,430,167)  (15,336) 13,797,456
Debenture Conversion to Stock      305,322                           314,913
Unsecured Director's Fees
converted to stock                  16,173                            19,000
Pension Plan Stock Conversion       49,369                            58,000
Stock Bonus                        459,535                           481,009
Net income for the period           90,704                          (256,327)
                                ----------    -------   ----------  -------
Balances, June 30, 1998        41,847,332 (28,019,510)  (15,336) 13,824,708
                                ==========    =======   ==========  =======

                                    PREFERRED   PREFERRED    COMMON    COMMON
                                     STOCK       STOCK       STOCK     STOCK
                                    SHARES      AMOUNT      SHARES    AMOUNT

Balances, December 31, 1998         35,925        359    1,187,804   11,878
Debenture Conversion to Stock                               14,956      150
Net income for the period
                                ----------    -------   ----------  -------
Balances, June 30, 1999            35,925        359    1,202,760   12,028
                                ==========    =======   ==========  =======

                               CAPITAL IN                            TOTAL
                             EXCESS OF PAR  UNDISTRIBUTED TREASURY SHAREHOLDER'S
                                  VALUE     EARNINGS (DEF)  STOCK    EQUITY
Balances, December 31, 1998     41,760,211 (27,134,491)           14,637,957
Adjustment to reverse stock split     (962)                             (962)
Debenture Conversion to Stock      111,004                           111,154
Net income for the period                     (589,342)             (589,342)
                                ----------    -------   ----------  -------
Balances, June 30, 1999         41,870,253 (27,723,833)        -- 14,158,807
                                ==========    =======   ==========  =======
                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                Six Months Ended June 30, 1999 and 1998


                                                     1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $  (589,342)   $  448,310
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities
         Minority interest                              3,881      (187,328)
               Accounts receivable                     (6,286)      150,778
               Prepaid Expenses
               Other assets, net                     (185,757)      (75,257)
               Increase (decrease) in
                  operating liabilities
               Other liabilities                       28,442      (530,663)
               Prepetition liabilities                      0       (13,022)
               Interest payable                       350,892       146,003
                                                 ------------     ----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                            (398,170)      (61,179)
                                                 ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease mortgage notes receivable                           1,723,282
     Decrease in real estate partnerships              (2,213)        7,567
     Decrease in industrial revenue bonds                           184,709
     Decrease in notes receivables                    (12,365)            0
     Increase in fixed assets                      (2,318,662)   (5,897,734)
                                                 ------------     ----------

NET CASH USED IN INVESTING ACTIVITIES           $  (2,333,240)  $(3,982,176)

CASH FLOW FROM FINANCING ACTIVITIES
     Costs of reverse stock split                      (1,486)     (250,871)
     Increase in notes payable                  $   3,190,802   $ 3,313,891
                                                 ------------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $   3,189,316   $ 3,063,020
                                               ------------     ----------

NET INCREASE (DECREASE) IN CASH                       457,906      (980,335)

CASH, BEGINNING OF PERIOD                           1,795,718     2,643,558

CASH, END OF PERIOD                              $  2,253,624    $1,663,223
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

                                       June 30, 1999     December 31, 1998

Debt service reserve                       $156,641             $153,078
Capital expenditure reserve                  48,577               20,157
Impound costs sub-account                    31,722               13,599
                                           --------             --------
Total restricted cash and escrows          $236,940             $186,834
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

(2)  Mortgage notes receivable
                                         June 30, 1999 December 31, 1998
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



                                        June 30, 1999  December 31, 1998

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








(4)  Investment in real estate partnerships

Investment in real estate partnerships consists of the following:



                                                              Ownership
                                           Ownership              at
                                            Interest        6/30/99 & 6/30/98

OPP IX, Limited Partnership                 Limited          25.12  24.9
OPP X, Limited Partnership                  Limited            2.3    2.3
Historic Suites of America - KC             Limited           19.8   19.8

(5)  Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:

                                       June 30, 1999   December 31, 1998

Ramada Inn - Phoenix, Arizona            $  240,416         $  345,347
Ramada Inn - Euless, Texas                  329,809            397,392
Historic Suites - Kansas City, Missouri      76,620             24,399
Ramada Inn - Wichita, Kansas                348,824            219,924
                                           --------           --------
Total                                   $   995,669         $  987,062
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

(7)  Property and equipment

                                        June 30, 1999  December 31, 1998
Cost
   Land and land improvements              $ 7,051,999          $ 7,051,999
   Building and building improvements       39,037,513           37,271,763
   Furniture and equipment                   3,507,853            3,385,308
   Assets not yet in service                 1,223,549              145,723
                                           -----------          -----------
Total Cost                                 $50,820,914          $47,854,793
   Accumulated depreciation                 (4,631,838)          (3,984,379)
                                           -----------          -----------
Net property, plant and equipment          $46,189,076         $43,870,414
                                           ===========          ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the period ended June 30, 1999 and 1998 was $302,266 and $320,119, respectively.

(8)  Notes payable

                                       June 30, 1999      December 31, 1998

Salomon Brothers mortgage note            $19,269,325          $19,417,830
Salomon Brothers Mezzanine note             1,066,490            1,190,000
Midland Bank mortgage note                  7,245,312            7,245,312
Convertible Subordinated Debentures         1,339,646            1,468,623
ITLA mortgage note                          4,450,000                    0
Hillcrest Bank #1                                   0            3,556,295
Hillcrest Bank #2                                   0              277,448
Hillcrest Bank #3                             229,337              152,834
Hillcrest Bank #4                           1,275,317                    0
Hillcrest Bank #5                             480,000                    0
Hillcrest Bank #6                             480,000                    0
Unsecured alternative treatment note        1,015,716              827,895
Real Estate Equities, Inc. notes            1,000,000              600,000
Unsecured non-interest bearing note payable    96,861              113,049
Real Estate tax notes                          80,012               92,614
Hotel van loan                                 32,468               39,460
                                          -----------            ----------
Total notes payable                       $38,060,484          $34,981,360

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

Midland Bank mortgage note - Mortgage note payable of October 1, 1997 with interest payable monthly at an initial rate of 7 percent until June 1, 1999. The rate then increases to 8 percent through March 31, 2001 and to 8.5 percent from April 1,
2001 until maturity. Interest only is payable monthly through October 5, 1998. The interest payments are based on the Deemed Balance (as defined) determined annually beginning on April 1, 1999. The initial Deemed Balance is the face amount of the note. From June 5, 1999 through October 5, 2000, monthly payments of principal and interest are based on a 30-year amortization of the outstanding principal balance. Beginning on November 5, 2000, the monthly principal and interest payments are based on a 25-year amortization of the outstanding principal balance. The outstanding principal and interest are due at maturity on April 1, 2004. The note is collateralized by a hotel in Wichita, KS and the Disbursement Account
(required reserve account to fund property improvements). The Company is delinquent on its payments under this note and are involved in restructuring its ownership in this hotel. The restructuring included a deed transfer of this hotel. The Bank had not called the note in default as of June 30, 1999.

ITLA mortgage note - mortgage note payable (first mortgage note) with monthly interest only payments based on a 8.75 percent for the first twelve months and then monthly principal and interest payments with interest determined quarterly based on LIBOR plus 3.75 percent and principal payments based on a 25 year amortization period. This note matures April 1, 2009.

Hillcrest Bank note #1 - Mortgage note payable of February 17, 1998 with monthly principal and interest payments of $32,975 based on an interest rate of
9.25 percent. The outstanding principal and interest are due at maturity on February 17, 2000, although the Company had the option to extend the maturity until February 17, 2001. The note was collateralized by an apartment/retail /parking garage facility located in Kansas City, Missouri. The note is also guaranteed by the Company. This note was paid in full in May, 1999.

Hillcrest Bank note #2 - Line of credit, with maximum aggregate principal amount of $850,000, with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments of interest are required until maturity on February 17, 2000, at which time any unpaid accrued interest and principal are due. The Company had the option to extend the maturity until February 17, 2001. The note was cross-collateralized with the Hillcrest Bank note #1.
This note was paid in full in May, 1999.

Hillcrest Bank note #3 - Line of credit, with maximum aggregate principal amount of $250,000, with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments of interest are required until maturity on December 1, 1999, at which time any unpaid accrued interest and principal are due. The note is collateralized by a commercial property located in River Market area Kansas City, Missouri, a vacant lot, assignment of rents, furniture and fixtures, and a full payment guaranty by the Company.

Hillcrest Bank note #4 - Construction loan with maximum principal amount of $4,096,500 with interest at 9 percent. This note is collateralized by commercial property in the Garment District of Kansas City, Missouri and Independence, Missouri. The Company has guaranteed this note. This note converts to a permanent loan upon completion of the construction project with interest at prime plus one percent and principal amortization based on a 25 year term. This note matures on March 1, 2006.

Hillcrest Bank note #5 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at Wall Street prime interest plus one percent. Monthly payments on interest only are required until maturity at April 1, 2000. This note is collateralized by a building located in downtown Kansas City, Missouri.

Hillcrest Bank note #6 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at Wall Street prime interest plus one percent. Monthly payments on interest only are required until maturity at May 1, 2000. This note is collateralized by a building located in downtown Kansas City, Missouri.

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6 percent per annum. Interest accrues semiannually on January 1 and July 1 of each year. The securities mature December 2003. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $.224/share as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the periods ended June 30, 1999 and 1998 amounted to $31,828 and $48,275, respectively. The securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior Indebtedness is to be paid in full before holders of the Subordinated Debentures are to be paid any principal or interest.

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







(9)  Other liabilities

Other liabilities consist of the following:

                                       June 30, 1999       December 31, 1998

Interest payable                           $  352,353          $         -
Accounts payable                              247,491              227,557
Accrued bonus pool                             68,744              212,126
Other liabilities                             297,710              144,281
                                           ----------           ----------
                                           $  966,298           $  586,964
                                           ==========           ==========

At June 30, 1999 and December 31, 1998, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees

(10) Common and Preferred Stock and Paid in Capital.

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

The following table illustrates information concerning segment profit or loss and segment assets:

                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 6-30-99    Leasing    Properties   Restructure  Other   Total

Revenues from
   external customers $1,021,694  $1,778,503   $101,657  $ 17,502 $2,919,356
Interest revenue             222       3,791     24,190    10,196     38,399
                       ---------   ---------    --------  -------- ---------
Total revenues         1,021,916   1,782,294    125,847    27,698  2,957,755

Percentage of segment
   revenues to total      35            60         4        1           100
Interest expense         820,235     407,195      6,719   137,073  1,371,222
Depreciation and
   amortization          530,229     114,421     11,563    56,707    712,920
Segment profit (loss)   (348,602)    571,209     35,542  (847,491)  (589,342)
Percentage of segment
   profit (loss) to total  59          (96)       (6)       143          100

Other significant non-
   cash items:
   Convertible sub-
     ordinated debentures
     converted to
     common stock           -           -             -              110,192

June 30, 1999
Segment assets        27,573,787  19,330,877  2,541,257 4,064,775 53,510,696
Percentage of segment
   assets to total           52     36           5         7          100
Expenditures for
   segment assets         50,432     564,618       ---  1,863,739  2,478,789

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













                                   Residential/    Assets
                         Hotel      Mixed Use       For       All
Period ended 3-31-99    Leasing    Properties   Restructure  Other   Total

Net income           $(348,602)  $ 571,209   $ 35,542  $(847,491)  $(589,342)
Add minority interest   (5,403)       -           -          -        (5,403)
Add partnership
   investment income                                      (3,011)     (3,011)
                       ---------   ---------    --------   -------- ---------
Income before
   minority interest $(354,005)  $ 571,209    $35,542  $(850,502)  $(597,756)


Add: Depreciation and
   amortization of
   real estate assets   520,400     92,736      8,190      2,097     623,417

Less: Accrued Interest foregone on converted
      debentures          -           -           -       (31,828)   (31,828)
                      ---------   ---------   --------   -------- ---------
Funds from operations  $166,395   $663,945    $ 43,732  $(880,239)$   (6,167)
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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:

     The following discussion compares historical results of operation for the period ended June 30, 1999 and 1998. The discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company:

    The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these properties either directly or through subsidiaries or partnerships.

Results of Operations:

     Period Ended June 30,1999 Compared with Period Ended June 30, 1998

Rental Properties:

     Revenue from rental properties increased by $120,383 for the six months ended June 30, 1998 to June 30, 1999. This increase was due to the increases in rental rates in all of the Properties, reduction in vacancies, and the acquisition of a mixed-use property in February, 1998.

     Rental expenses decreased from $887,784 at June 30, 1998 to $812,370 at June 30, 1999. This decrease of $75,414 was due to the acquisition of a mixed-use property in February, 1998.

Hotel Properties:

     Revenues from hotel lease income decreased from $1,392,000 at June 30, 1998 to $1,021,694 for June 30, 1999. This substantial decrease was due to financial problems in the hotel property acquired in October, 1997 and a modification it to its percentage rent calculation with respect to its other three hotels which eliminated any percentage rent in the June 30, 1999 period. The Company is negotiating a settlement with the Lender on the financially troubled hotel and does note expect to recover any of the potential rental income loss associated with this hotel.

Other Revenues and Expenses:

     The Company continued to receive interest income on its remaining real estate loans and cash deposits. The amount received was $39,659 and $106,329 for June 30, 1999 and June 30, 1998, respectively.

     The Company disposed of a rental property on March 31, 1998 at a gain of $81,884.

     The Company had a $32,718 decrease in general and administrative expenses for the six months ended June 30, 1999 compared to June 30, 1998.

     Interest expense increased by $99,183 from $1,265,316 at June 30, 1998 to $1,364,499 at June 30, 1999. This increase was due to the additional interest expense attributable to the acquisition of a mix-use property in February, 1998 and interest expenses related to certain development projects.

     The Company recovered losses previously reserved related to the Company's former loan portfolio in the amount of $716,058 for June 30, 1998. The Company had no recoveries in 1999.

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



     The following reflects the FFO of the Company for the periods ended June 30, 1999 and 1998.

                                        June 30, 1999    June 30, 1998

Net income (loss)                         $(589,342)        $ 448,307
Add partnership interest                                        6,450
Add minority interest                        (5,403)            6,985
Less Partnership
Investment income                            (3,011)
                                           ---------        ---------
Income before minority interest           $(597,756)         $ 461,742
Add depreciation and amortization
   of real estate assets                    623,417            663,334
Less Non-Recurring Items:
Accrued interest expense
Foregone on converted
Debentures                                  (31,828)
Gain on sale of assets                          --             (81,884)
                                           ---------        -----------
Funds from operations                     $  (6,167)        $ 1,043,192
                                           ========         ==========


                                 SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 15, 1999

MASTER REALTY PROPERTIES, INC.


By:  /S/ John J. Bennett, Chairman
     (Principal Executive Officer)

By:  /S/ Thomas H. Trabon, Executive Vice President
     and Chief Financial Officer