Form 10-Q
period 1999-09-30
MASTER MORTGAGE INVESTMENT FUND INC
filed 1999-11-19
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

                              SEPTEMBER 30, 1999

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

     As of September 30, 1999, the Registrant had 35,925 shares of preferred stock and 1,202,760 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the September 30, 1999 unaudited financial statements was $13,406,429.










                      MASTER REALTY PROPERTIES, INC.
                         SEPTEMBER 30, 1999 FORM 10Q
                                INDEX




Part I: Financial Statements

     Financial Statements*

A.  Balance Sheets as of September 30, 1999 and December 31, 1998

B.  Statement of Operations for the three months Ended
    September 30, 1999 and 1998

C.  Statement of Operations for the nine months Ended
    September 30, 1999 and 1998

D. Statement of Changes in Shareholders' Equity for the nine months ended September 30, 1999 and 1998

E.  Statement of Cash Flows for the nine months ended
    September 30, 1999 and 1998


Notes to Unaudited Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Signatures

* All financial statements, except the balance sheet as of December 31, are unaudited

























                      MASTER REALTY PROPERTIES, INC.
                           AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    September 30, 1999 and December 31, 1998


                                         September 30,      December 31,
                                              1999             1998

                                A S S E T S

CASH                                         $  314,644      $  699,358

RESTRICTED CASH                                 379,690       1,096,360

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses                525,850       1,080,850

NOTE RECEIVABLE                                 266,496         535,871

PROPERTY HELD FOR INVESTMENT                  1,001,688       1,001,688

INVESTMENT IN REAL ESTATE PARTNERSHIPS          563,444         173,456

ACCOUNTS RECEIVABLE                             675,130       1,024,066

PROPERTY AND EQUIPMENT,
at cost less accumulated depreciation        41,380,849      43,870,414

OTHER ASSETS                                  1,45