Form 10-K
period 1999-12-31
MASTER REALTY PROPERTIES INC
filed 2000-03-30
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

_X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from ______________ to _____________

Commission File Number: 1934 Act File Number 33-22805
MASTER REALTY PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware
48-1056392
(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)
410 W. 8th Street
Kansas City, Missouri
64105
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code: (816) 474-9333

Securities registered pursuant to Section 12(d) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Title of each class

Name of each exchange on which registered
Shares of Common Stock None
Shares of Preferred Stock None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                               ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.___

There is no quoted market value of the Shares of Common Stock held by non-affiliates of the Registrant. The book value non-diluted for such stock on December 31, 1999 was $14,241,733.

As of December 31, 1999, there were 1,215,809 Shares of Common Stock and 28,425 Shares of Preferred Stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting to be held in 2000 are incorporated by reference into Part III.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes," "anticipates", "expects" and words of similar import. Such forward-looking statements related to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other actors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Readers should specifically consider the various factors identified in this report which could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statement contained herein to reflect future events or developments.

ITEM 1. BUSINESS

a) General Development of Business

Master Realty Properties, Inc. (the "Company") was incorporated in Delaware on May 12, 1988 and is a self-administered real estate investment trust ("REIT").

b) Financial Information About Industry Segment

The Company is in the business of owning equity interests in mixed-use apartment/commercial properties and hotels. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Report on Form 10-K for certain financial information required in Item 1.

c) Narrative Description of Business

At December 31, 1999, the Company owned, either directly or indirectly through subsidiaries and Partnerships, three mixed-use apartment and commercial properties containing 322 apartments and 121,663 square feet of commercial office space, and a 178 car parking structure and other commercial properties containing 43,622 square feet of leaseable space (collectively the "Properties"), and three hotels containing 406 rooms located in three states; (the "Hotels"). In addition, the Company has a cash flow mortgage on a 62,436 square foot commercial office building. This building will be acquired in 2000 as part of a debt restructuring approved by the current owners.

In order to qualify as a REIT, neither the Company nor any of its subsidiaries or related partnerships can operate the Hotels. As a result, all of the Hotels are leased to a third party lessee ("the Lessee").

The Company's primary strategy for growth is to acquire, develop and own high quality apartment and mixed-use apartment/commercial properties.

The Company filed for protection under Chapter 11 of the Federal Bankruptcy Laws on April 17, 1992. On April 11, 1994 the Company's Plan of
Reorganization became effective and the Company commenced operations outside of its Chapter 11 proceeding.

Business Strategy

The Company seeks growth in funds from operations (a common measure of equity REIT performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property and distributions in excess of earnings allocated to minority interests, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent and rate increases, manage tenant turnover efficiently, make strategic capital investments and control operating expenses; (ii) acquiring additional apartment/commercial and hotel properties for Common Stock Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new apartment/commercial properties and (iv) preserving the Company's income tax net operating loss.

Financing Strategy

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

Equity

During 1994, the Company issued Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible on the basis of .1339 shares of the Company's Common Stock for each $1.00 of Debenture converted. In 1997, 1998 and 1999, $2,475,393, $134,784 and $111,528 respectively of Debentures have been converted into Common Stock.

The Company's shareholders approved, at the 1997 Annual Meeting, a reverse stock split in the ratio of twenty five hundred (2,500) shares to one (1) share for both the Common Stock and Preferred Stock, with an elimination of all fractional interests. Each shareholder was provided the option of having their fractional interest purchased by the Company or acquiring additional shares to eliminate the fractional interest. The price approved for this purpose was $.31 per share. The reverse stock split became effective April 30, 1998. The cost to acquire the fractional shares was $294,171. An additional $37,698 of equity was raised from holders of fractional shares.

The Company's shareholders approved at the 1998 Annual Meeting, a forward stock split of seventy five (75) for one (1) for both the common stock and preferred stock effective June 30, 1998.

During 1999 the Board of Trustees adopted a stockholder rights plan. Under this plan each shareholder was given the right to purchase additional shares of stock at a price below market value. The number of shares allowed to be purchased by each shareholder and the purchase price is defined in the plan. The rights become exercisable if a triggering event, as defined in the plan occurs and certain stockholders are precluded from participating. These rights will expire if not utilized by October 31, 2009. The dilutive effect of this plan cannot be determined due to significant variables at this time.

Property Management

The Company has engaged the Manager to manage all of its non-hotel properties. The Manager is an experienced property management company employing approximately 200 people. The management services include, among other things, rent billing and collection, leasing, maintenance, construction supervision, compliance with regulatory statutes and rules, loan servicing, human resource administration and property disposition.

The Company has entered into lease agreements for its hotel properties. The Lessee is a wholly-owned subsidiary of the Manager. It is paid a management fee equal to 4 percent of gross revenue of the Hotels, plus reimbursement of out-of-pocket expenses. The Lessee is generally required to perform all operational and management functions necessary to operate the Hotels.

Competition

The Company's Properties are primarily located in the downtown area of Kansas City, Missouri. A number of new apartment properties are either being Developed or are in various stages of potential development in this area.
The Company is involved in several of these potential developments.
The Downtown Council of Kansas City has issued a housing study which indicates a substantial need for additional housing in downtown Kansas
City. The Company does not believe the new properties being developed will have any impact on the Properties.

All three of the Hotels are located in developed areas where other hotel properties exist. If and when additional hotel properties are developed in these areas, the Company's hotel operations could incur material and adverse impact. In addition, other hotels changes in rates charged to customers could adversely impact the Hotels.

Inflation

Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing rent and common area maintenance charges.

Employees

The Company has four full-time employees.

Recent Developments

The Company acquired the Soho III project, a mixed-use project containing 96 apartments and 23,137 square feet of commercial space, in February, 1998.

The Company completed in July, 1999, an additional 14 apartments as part of the Soho III project.

The Company completed the renovation of the Soho IV project, a 49 apartment unit building in December, 1999. The Company is a general partner in this project.

Environmental Issues

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

Year 2000 Management

In order to address the computer industry's "Year 2000" problem, the Company upgraded its accounting software and network server. Management incurred limited costs for this upgrade. The Company determined that the company that managed the Hotels were in compliance for "Year 2000" issues.


Tax Status

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 1988. The Company believes that it qualifies for taxation as a REIT, in which case the Company generally will not be subject to federal income tax on income that it distributes to shareholders provided it distributes at least 95 percent of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.


Executive Officers of the Company

The following is a biographical summary of the experience of the executive officers of the Company.

John J. Bennett, 56
3850 W. 171st Street
Stilwell, KS  66085
President, Chairman of the Board of Master Realty Properties, Inc. since 1988.

Mr. Bennett is the President of Master Realty Corp., Master Mortgage Realty II, Inc., Master Mortgage Realty III, Inc., and Master Mortgage Realty V, Inc., Mezzanine, Inc., and Soho, Inc., and the Vice President of Master Mortgage Realty IV, Inc., River Market Venture, Inc., and Real Estate Equities, Inc., all of which are wholly-owned subsidiaries of the Company.

Thomas H. Trabon, 50
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

Byron Constance, 74
3729 S. Union
Independence, MO  64055
Secretary of Master Realty Properties, Inc. since, January 26, 1991.

Mr. Constance was a Senior Partner in Constance, Stewart & Cook, L.C., Independence, Missouri from 1949 to 1995. He is presently of counsel to the firm, Stewart, Cook, Constance, Stewart and Minton, L.C. He is also the President of I-470 Development, Inc.

Robert K. Brown, 54
3200 South M-291 Highway
Independence, MO  64057
Treasurer since 1996.

Mr. Brown has been a partner in Floyd R. Brown & Co., P.C., a certified public accounting firm in Independence, Missouri, since 1969.

ITEM 2.  REAL ESTATE PROPERTIES

The following table sets forth certain information relating to the Properties as of December 31, 1999 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units)

Residential Portfolio Statistics for the Year Ended December 31, 1999



Property Type /Property Name  Property Type    Year Built     Year Renovated

Mixed-use Property Kansas City
River Market                    Mid Rise       Late 1800's        1991
Soho VI                         Mid Rise       Late 1800's        1991
Soho III                        Mid Rise       Late 1800's        1987
Commercial Property Kansas City
Oldham Building                 Mid Rise       Early 1900's       2000
39/40 Plaza                     Low Rise          1970            1999
Loans Commercial Property Kansas City
Soho Office Center              Mid Rise       Late 1800's        1985

Gaslight Garage*            Parking Garage     1986                N/A

                    Number of      Average Sq. Ft.  Average        Average
                    Apartment Units   Per Unit    Monthly Revenue  Economic
                                                     Per Unit      Occupancy
Mixed-use Property Kansas City
River Market               165         880            598           96
Soho VI                    47          729            597           95
Soho III                   110         731            681           96
Commercial Property Kansas City
Oldham Building            N/A         N/A            N/A           N/A
39/40 Plaza                N/A         N/A            N/A           N/A
Loans Commercial Property Kansas City
Soho Office Center         N/A         N/A            N/A           97

Gaslight Garage*           N/A         N/A            N/A           N/A

                             Commercial     Commercial Average
                             Square           Rental Rate
                             Footage          Per Sq. Ft.
Mixed-use Property Kansas City
River Market                  85,592           9.29
Soho VI                       12,934           8.24
Soho III                      23,137           8.39
Commercial Property Kansas City
Oldham Building               35,000           N/A
39/40 Plaza                   8,622            23.99
Loans Commercial Property Kansas City
Soho Office Center           62,436            12.24

Gaslight Garage*              3,367             N/A

*The Gaslight Garage contains 178 parking spaces which rent on an average monthly rate of $65.00 per space.

The following table sets forth certain proforma information for the year ended December 31, 1999 with respect to the Hotels


For the year ended December 31, 1999

             Date Opened    Number of Rooms   Room Revenue     Occupancy
Ramada Inn
Phoenix, AZ     1955             162          2,436,321.66     50.2
Euless, TX      1974             144          1,172,123.72     47.2

Historic Suites
Of America      1989             100          2,235,619.81     68.7


             Average Daily Rate          *Revenue per available room

Ramada Inn
Phoenix, AZ        79.19                         47.32
Euless, TX         46.26                         21.85

Historic Suites
Of America         89.20                         61.25

Revenue per available room calculation is using total revenue and not room revenue only

The Company disposed of the Ramada Inn in Wichita, Kansas in September, 1999.

Mortgage Financing

The following table reflects the terms and amounts of the Company's primary mortgage financing at December 31, 1999 with respect to the properties.


Mortgage Pool/Collateral                      12/31/99
Salomon Brothers                             Outstanding   Interest  Maturity
Master Realty Corp. Pool       Location       Princpal       Rate      Date

River Market          Kansas City, Missouri  $19,119,204    7.5   1/1/2008
Soho VI               Kansas City, Missouri
Ramada Inn Phoenix    Phoenix, Arizona
Ramada Inn Euless     Euless, Texas
Historic Suites Hotel Kansas City, Missouri
ITLA
Soho III              Kansas City, Missouri  $4,900,000 LIBOR + 3.75 6/1/2009
Hillcrest Bank
Oldham Building       Kansas City, Missouri    $558,872  Prime + 1per 10/1/00

The Company has acquired three buildings which will be transferred to newly formed unrelated Limited Partnerships who will develop these properties. The Company has short term mortgage acquisition debt with Hillcrest Bank on all three of these buildings.

Hotel Leases

All of the Company's Hotels are leased to the Lessee under leases which Provide for a base rent. The Company, beginning in 1999, eliminated all percentage rent with respect to the Hotels.

The following table reflects the basic terms of each lease during 1999.
 These lease terms have been amended for the year beginning January 1, 2000.

                                                 1999
Property                  Initial Term         Base Rent
Ramada Inn Phoenix       1/1/95-1/1/2000       $672,000
Ramada Inn Euless        1/1/97-1/1/2002       $504,000
Historic Suites Hotel    1/1/97-1/1/2002       $744,000

The leases require the Company to maintain the capital improvements for the Hotels. The Company currently has established reserves for replacement for Each of the Hotels equal to five percent of the Hotel gross revenues.
The leases can be terminated by the Company upon notice to the Lessee and the payment of certain defined severance payments.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND OTHER RELATED MATTERS:

Based on the Company's shareholder records at December 31, 1999, the Company has approximately 297 common shareholders and 57 preferred shareholders.

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

The Company issued Convertible Subordinated Debentures in 1994. The Debentures are convertible into shares of common stock of the Company, unless the Debentures are called by the Company for redemption. The number of shares issuable upon conversion is based on the Company's book value at December 31 of 1993 of $.224/share ($7.47/share after all stock splits).

The Company maintains a Dividend Reinvestment Plan (the "Plan"), pursuant to which shareholders who are participants in the Plan may reinvest dividends from the Company in additional preferred and/or common shares of the Company. Dividends may be reinvested by the Plan in shares purchased either from the Company or its shareholders.

The Company is required to distribute not less than 95 percent of its taxable Income annually to maintain its status as a REIT. The Company has a net Operating loss for Federal Income Tax purposes which allows the Company to retain any net current year taxable income for reinvestment in real estate assets.

ITEM 6:  SELECTED FINANCIAL DATA:

The following table, not covered by the report of independent certified public accountants, sets forth selected historical financial data from 1995 through 1999. This table should be read in conjunction with the detailed information and financial statements of the Company appearing elsewhere herein. The basic earnings per share amounts for 1995 and 1996 have been restated to conform with SFAS No. 128.

Operating Results:

                      1999       1998          1997     1996           1995
Revenues           $7,049,198  $6,579,712  $5,617,287  $6,587,642  $4,834,116
Net income (Loss)    (402,560)    295,676   1,507,127   1,550,216   1,883,399
Basic Per Share:
Net income (Loss)
(Without anti-dilutive effect)
                        ($.33)      $.27       $2.27      $8.89       $1.44
Dividends                None       None        None      None         None
Weighted average
number of common
shares outstanding  1,206,925   1,084,202    663,698     174,297    1,308,709

Balance Sheet:
Total assets       46,023,990  50,527,507 47,193,662  38,972,126   29,996,326
Notes payable      30,285,413  34,981,360 30,842,693  24,964,331   20,323,851
Shareholders'
Equity             14,345,233  14,637,957 13,797,456   9,814,936    5,217,535

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise stated):

Background:

The following discussion compares historical results of operation for the years ended December 31, 1997, 1998, and 1999. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this report.

The Company

The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these properties either directly or through subsidiaries or partnerships.

Results of Operations

Year Ended December 31,1999 Compared with Year Ended December 31, 1998.

Rental Properties

Revenue from rental properties increased by $154,306 from $3,598,406 at December 31, 1998 to $3,752,712 at December 31, 1999. This increase was due to the increases in rental rates in all of the Properties, a reduction in vacancies, and the acquisition of an additional 96 apartments and 23,137 square feet of commercial space on February 1, 1998.

Rental expenses decreased from $1,559,069 at December 31, 1998 to $1,472,517 at December 31, 1999. This decrease of $86,552 was due to the implementation of expense controls on the Company's rental properties.

Funds from operations from rental properties was $1,308,334 at December 31, 1999 compared to $1,086,394 at December 31, 1998.

Hotel Properties

Revenues from hotel lease income decreased by $601,411 from $2,605,749 at December 31, 1998 to $2,004,338 for December 31, 1999. This decrease was due to the elimination of percentage rent and the substantial reduction in lease payments for the Company's hotel in Wichita, Kansas. The Company disposed of the Wichita hotel in September, 1999. The Company acquired this hotel as part of a workout between the lender and its former borrower. The Company implemented new management and funded capital improvements to reposition the hotel. However, a significant decline in room demand in Wichita due to the relocation of two companies' international headquarters devastated the Wichita hotel market. The Company had no choice but to negotiate a transfer of the hotel back to the lender. The disposition of the property resulted in a loss on the asset transfer of $5,654,395 and an extraordinary gain on the debt discharge of $4,789,488.

Funds from operations from Hotels was $1,371,628 at December 31, 1999 compared to $1,077,361 at December 31, 1998.

Other Revenues and Expenses

The Company continued to receive interest income on its remaining real estate loans. The decrease in the amount received of $94,260 from December 31, 1998 to December 31, 1999 was due to the decline in mortgage notes receivable of the Company.

The Company had a $37,210 decrease in general and administrative expenses for 1999This decrease was attributable to a decrease in the Company's bonus pool for employees from December 31, 1998 to December 31, 1999 and expense controls implemented by the Company's Management.

Interest expense decreased by $260,925 from $2,549,021 at December 31, 1998 to $2,288,096 at December 31, 1999. This decrease was due to the disposition of the Wichita hotel in September, 1999.

The Company has continued to recover losses previously reserved related to the Company's former loan portfolio. The recovery for December 31, 1999 was $18,298 compared to $831,640 for December 31, 1998.

Results of Operations

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

Rental expenses increased from $1,129,222 at December 31, 1997 to $1,559,069 at December 31, 1998. This increase of $429,847 was due to normal price increases related to the Properties operating costs and the acquisition of an additional 96 apartments and 23, 137 square feet of commercial space in February, 1998.

Hotel Properties

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

The Company had a $396,087 decrease in general and administrative expenses for 1998. This decrease was entirely attributable to a decrease in the Company's bonus pool for employees from December 31, 1997 to December 31, 1998.

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

Liquidity and Capital Resources

The Company had positive cash flow from its operating activities and a deficit in cash flow from its investment activities which represented the payment of Company liabilities and the acquisition of additional real estate assets, and the disposition of a hotel property.

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

Year Ended December 31, 1999

                              Hotel Leasing  Residential/mixed     Assets for
                                              use Properties       Restructure
Net Income                      ($499,120)        $1,065,617         $61,405

Add: Minority interest              7,796                 -                -

Less: Partnership
investment income                      -                  -                -
                                ---------         ---------         ---------
Income before
minority interest                (491,324)         1,065,617          61,405

Add: Depreciation
and amortization of
real estate assets               998,045             242,717          23,853

Add: Loss transfer
of Wichita hotel               5,654,395

Less: Extraordinary
(gain) loss                   (4,789,488)                 -                -

Funds from
Operations                     1,371,628           1,308,334          85,258


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated and Combined Financial Statements following Page 21 of this Form 10-K.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1999.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements

Reference is made to the Financial Statements and Schedule which follow Page 21 of this Form 10-K.

14(a)(2) Financial Statement Schedules

Reference is made to the Financial Statements and Schedule which follow Page 21 of this Form 10-K.

All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

(a) The following documents are filed as a part of this report.
(1) Financial Statements:
Report of Independent Auditors
Balance sheets as of December 31, 1999 and 1998
Statements of operations for the year ended December 31, 1999, 1998 and 1997 Statements of changes in stockholders' equity for the year ended December 31, 1999, 1998 and 1997.
Statements of cash flows for the year ended December 31, 1999, 1998 and 1997. Notes to financial statements.
(2) Financial Statement Schedules
II  Valuation and qualifying accounts and reserves
III  Property, Equipment and Accumulated Depreciation
IV - Mortgage loans on real estate
All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

Master Realty Properties, Inc.

March 15, 2000



By:  /s/ John J. Bennett
John J. Bennett, President and Trustee


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Signature                       Title              Date

/s/ John J. Bennett      Affiliated Trustee,     March 15, 2000
John J. Bennett          President, and
                         Chairman of the Board


/s/ Byron Constance      Independent Trustee    March 15, 2000
Byron Constance          and Secretary

/s/ Robert K. Brown      Independent Trustee    March 15, 2000
Robert K. Brown          and Treasurer


/s/ Richard Polcari      Independent Trustee    March 15, 2000
Richard Polcari


/s/ James E. Trimmer     Independent Trustee    March 15, 2000
James E. Trimmer


/s/ James I. Threatt     Independent Trustee    March 15, 2000
James I. Threatt


/s/ Roger E. Buford       Affiliated Trustee    March 15, 2000
Roger E. Buford


/s/ Thomas H. Trabon   Executive Vice President March 15, 2000
Thomas H. Trabon       Chief Financial Officer


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Master Realty Properties, Inc.


Financial Statements

Pages
Report of Independent Accountants
18

Consolidated Balance Sheets as of December 31, 1998 and 1996
19-20

Consolidated Statement of Operations for the years ended
December 31, 1998, 1996 and 1995.
21

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1996 and 1995.
22

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1996 and 1995.
23-24

Notes to Consolidated Financial Statements
25-49

Financial Statement Schedules


Schedule II - Valuation and Qualifying Accounts
50

Schedule III - Property, Equipment and Accumulated Depreciation
51

Schedule IV - Mortgage Loans on Real Estate
52-53



MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1999, 1998 and 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Trustees

MASTER REALTY PROPERTIES, INC.

We have audited the consolidated balance sheets of Master Realty
Properties, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended
December 31, 1999, 1998 and 1997. In connection with our audits of the consolidated financial statements, we have also audited the attached supplementary schedules. These consolidated financial statements and the supplementary schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Realty Properties, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related supplementary schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


MAYER HOFFMAN McCANN L.C.
Kansas City, Missouri
January 28, 2000








MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

                                       1999                    1998
ASSETS

CASH                                 $390,089                $699,358

RESTRICTED CASH                       261,495               1,096,360

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses      722,775               1,080,850

NOTES RECEIVABLE                      235,225                 535,871

PROPERTY HELD FOR INVESTMENT        1,007,651               1,001,688

INVESTMENT IN REAL ESTATE ENTITIES   692,137                  173,456

ACCOUNTS RECEIVABLE - RELATED PARTY  760,490                  987,062

ACCOUNTS RECEIVABLE - OTHER        1,041,709                   37,004

PROPERTY AND EQUIPMENT, at cost
less accumulated depreciation     39,777,094               43,870,414

OTHER ASSETS                       1,135,325                1,045,444
                                  ----------                ---------
TOTAL ASSETS                     $46,023,990              $50,527,507
                                 ===========              ===========

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 1999 and 1998

                                   1999                       1998
LIABILITIES

NOTES PAYABLE)                  $30,285,413              $34,981,360

OTHER LIABILITIES                 1,082,471                  586,964
                                -----------              -----------
TOTAL LIABILITIES                31,367,884               35,568,324
                                -----------              -----------
MINORITY INTEREST IN SUBSIDIARIES   310,873                  321,226
                                -----------              -----------

COMMITMENTS AND CONTINGENCIES (Note 18



STOCKHOLDER'S EQUITY

CAPITAL CONTRIBUTED
Convertible preferred stock,
par value $.01, liquidation
preference up to 5 percent of the
Company's net assets,
authorized 1,000,000 shares
in 1999 and 1998                      284                       359

Common stock, par value
$.01, authorized 8,500,000
shares in 1999 and 1998            12,158                    11,878

Additional paid-in capital    41,869,842                 41,760,211
                              ----------                 ----------
TOTAL CAPITAL CONTRIBUTED     41,882,284                 41,772,448
                              ----------                 ----------
RETAINED DEFICIT             (27,537,051)               (27,134,491)
                              ----------                 ----------
TOTAL STOCKHOLDERS' EQUITY    14,345,233                 14,637,957
                              ----------                 ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY         $46,023,990                $50,527,507
                             ===========                ===========
MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 1999, 1998 and 1997
                                            1999         1998         1997
REVENUES
Rental income                           $3,752,712   $3,598,406   $2,815,178
Hotel lease income                       2,004,338    2,605,749    2,104,346
Interest and fees on mortgage loans         61,622      155,882      258,798
Gain on sale of historic tax credits       918,167            -            -

Other income                               312,359      137,791      372,286

Gain on sale of assets                           -       81,884       66,679
                                        --------      --------     ---------
TOTAL REVENUES                          7,049,198     6,579,712    5,617,287
                                        --------      --------     ---------
EXPENSES
Rental expenses                         1,472,517     1,559,069    1,129,222
General and administrative expenses       452,421       489,631      885,718
Legal and accounting                      270,446       248,863      247,867
Payroll and employee benefits             604,178       564,718      517,080
Depreciation and amortization           1,377,231     1,563,108    1,139,532
Interest expense                        2,288,096     2,549,021    2,274,698
Property management fees                  132,464       132,983      141,549
Provision for loan losses (recoveries)    (18,298)     (831,640)  (2,233,271)
                                        ---------      --------   -----------
TOTAL EXPENSES                          6,579,055     6,275,753    4,102,395

MINORITY INTEREST IN INCOME OF
CONSOLIDATED SUBSIDIARIES                  (7,796)       (8,283)      (7,765)


WRITE-DOWN OF WICHITA HOTEL
ASSETS TO ESTIMATED FAIR VALUE         (5,654,395)           -             -
                                       -----------    ---------    ----------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                     (5,192,048)      295,676    1,507,127


EXTRAORDINARY GAIN - Nonrecourse
debt restructuring - Wichita Hotel      4,789,488            -             -
                                        ---------     ---------    ---------
NET INCOME (LOSS)                       $(402,560)     $295,676   $1,507,127
                                        =========     =========   ==========
BASIC EARNINGS (LOSS) PER SHARE
Before extraordinary item               $(4.30)           $0.27        $2.27

Extraordinary item                        3.97                -            -
                                        ---------     ---------   ----------
Total                                   $(0.33)           $0.27        $2.27
                                        =========     =========   ==========
DILUTED EARNINGS (LOSS) PER SHARE
Before extraordinary item               $(4.30)           $0.27        $1.61
Extraordinary item                        3.97                -            -
                                        ---------     ---------    ---------
Total                                   $(0.33)           $0.27        $1.61
                                        =========     =========    =========
MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 1999, 1998 and 1997

                         Preferred Stock                Common Stock
                   ---------------------------
                     Shares                        Shares
                     Issued        Amount          Issued        Amount
                   -----------  -------------  ------------   -------------
Balance, December
 31, 1996            2,491,622     24,916       15,554,669       155,546

Conversion of debentures
to common stock           -             -       13,626,817       136,268

Net income for
 the year ended
 December 31,
 1997                  -             -              -              -
Balance, December
 31, 1997            2,491,622  $      24,916    29,181,486   $    291,814

Conversion of debentures
to common stock          -              -         521,700          5,217

Other liabilities converted
To common stock          --             --        3,763,900         37,640

Aggregate effect of reverse
Stock split (2,500 to 1),
Forward stock split (1 to 75)
Purchase and sale of
Fractional shares   (2,426,672)       (24,267)  (32,308,307)      (323,083)

Conversion of preferred
Stock and retirement
Of treasury stock      (29,025)          (290)       29,025            290

Net income for
the year ended
December 31, 1998           -              -            -                -

Balance, December
31, 1998                35,925  $         359     1,187,804  $      11,878
                   ===========  =============  ============   ============

Adjustment to reverse
Stock split and purchase
Of fractional shares       900              9         4,649             46

Conversion of preferred
Stock to common stock   (8,400)           (84)        8,400             84

Aggregate effect of conversion
Of debentures to common
Stock                        -              -        14,956            150

Net loss for the year
Ended December 31, 1999      -              -             -              -
                       --------       -------     ---------      ---------
Balance, December 31,
1999                   $28,425            284     1,215,809         12,158

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Continued

                    Years Ended December 31, 1999, 1998 and 1997


                   Additional     Retained                        Total
                     paid-in      earnings      Treasury      stockholders'
                     capital      (deficit)       stock          equity

Balance, December
 31, 1996           38,587,104  (28,937,294)     (15,336)       9,814,936

Conversion of debentures
to common stock      2,339,125            -            -        2,475,393

Net income for
 the year ended
 December 31,
 1997                  -          1,507,127            -        1,507,127
                    ----------   ----------      ----------     ---------
Balance, December
 31, 1997           40,926,229  (27,430,167)     (15,336)      13,797,456

Conversion of debentures
to common stock        134,784            -             -         140,001

Other liabilities converted
To common stock        625,801            -             -         663,441

Aggregate effect of reverse
Stock split (2,500 to 1),
Forward stock split (1 to 75)
Purchase and sale of
Fractional shares       88,733            -             -        (258,617)

Conversion of preferred
Stock and retirement
Of treasury stock      (15,336)          -        15,336                -

Net income for
the year ended
December 31, 1998            -      295,676            -          295,676
                   -----------   -----------   ------------   -------------
Balance, December
31, 1998            41,760,211  (27,134,491)           -       14,637,957
                   ===========  =============  ============   ============

Adjustment to reverse
Stock split and purchase
Of fractional shares   (1,897)            -            -           (1,842)

Conversion of preferred
Stock to common stock       -            -             -                -

Aggregate effect of conversion
Of debentures to common
Stock                  111,528           -             -          111,678

Net loss for the year
Ended December 31, 1999      -     (402,560)           -         (402,560)
                      ---------    ---------       ---------     ---------
Balance, December 31,
1999                41,869,842  (27,537,051)           -        14,345,233
                   ===========  ============       =========    ==========

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1999, 1998 and 1997


                                                1999        1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                             $(402,560)  $295,676 $1,507,127
Adjustments to reconcile net income (loss)
to net cash provided by (used in)operating activities
Minority interest                                 7,796      8,283      7,765
Depreciation and amortization                 1,377,231  1,563,108  1,139,532
Provision for loan losses (non-cash recoveries) (11,279)  (865,670)(2,233,271)
Extraordinary loss                           (4,789,488)         -          -
(Gain) loss on disposal of assets             5,654,395    (81,885)   (66,679)
Interest expense added to note payable           26,511     93,061    143,733
Partnership investment loss (income)           (308,604)    15,482     (7,143)
Changes in operating assets and liabilities
Accounts receivable                          (1,283,957)   131,148   (542,675)
Other assets, net                              (267,365)    (7,538)  (237,331)
Due to advisory company and affiliates                -   (367,707)   (19,146)
Other liabilities                               445,507   (524,743)  (429,497)
All other                                       (18,149)  (106,061)  (288,570)
                                               ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                            430,038    153,024 (1,026,155)
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Funding of notes receivable                          -    (167,092)  (200,000)
Collection on mortgage notes receivable         525,000          -          -
Collection on notes receivable                   45,000    165,483      9,342
Redemption of industrial revenue bonds                -    206,452     33,548
Proceeds from sale of assets                     84,474    375,047          -
Proceeds from sale of real estate
Partnership Interests                           191,173          -          -
Purchase of real estate                          (5,963)         -          -
Acquisition of real estate partnerships
(net of cash acquired)                         (301,250)(3,576,367)(7,048,779)
Purchase of property and equipment           (4,745,296)(2,161,864)  (916,066)
                                             ---------------------- ----------
NET CASH USED IN INVESTING ACTIVITIES        (4,206,862)(5,158,341)(8,121,955)

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 1999, 1998 and 1997

                                           1999          1998          1997

CASH FLOWS FROM FINANCING ACTIVITIES
Net cost of reverse stock split        $      -      $258,617)            -
Proceeds from notes payable             8,116,038   4,915,456       8,940,634
Payment of notes payable               (5,481,506)   (499,362)       (444,988)
(Decrease) increase in minority
interest in subsidiaries                        -           -        (559,732)
All other                                  (1,842)          -               -
                                       ----------   ----------      ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                              2,632,690   4,157,477       7,935,914
                                       ----------   ----------      ----------
NET DECREASE IN CASH                   (1,144,134)   (847,840)     (1,212,196)
CASH, BEGINNING OF YEAR                 1,795,718   2,643,558       3,855,754
                                        ---------   ----------      ----------
CASH, END OF YEAR                         651,584   1,795,718       2,643,558
                                        =========   ==========      ==========
CASH                                      390,089     699,358       2,348,692
RESTRICTED CASH                           261,495   1,096,360         294,866
                                        ---------   ----------     -----------

TOTAL CASH                                651,584   1,795,718       2,643,558
                                        =========   ==========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
CASH PAID
Interest                                2,312,147   2,424,422       2,285,682
                                        =========   ==========      ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Carrying value of hotel assets applied
to nonrecourse
mortgage note payable                   2,455,824           -               -
                                        =========   ==========      ==========
Carrying amount of nonrecourse mortgage note
payable satisfied by transfer of assets 7,245,312           -               -
                                        =========   ==========      ==========
Property recovered as collateral on
Notes receivable                                -   2,273,633               -
                                        =========   ==========      ==========
Convertible subordinated
debentures converted
to common stock                           111,678     134,784        2,475,393
                                         ========   ==========      ==========
Other liabilities paid with stock               -     625,801                -
                                         ========   ==========      ==========
Sale of property -
Assumption of liabilities by buyer              -           -          591,270
Other consideration (non-cash)                  -           -           31,936
                                         --------   ---------        ---------
Total reduction of property and equipment       -           -          623,206
                                         ========   =========        ==========
Debt refinancing                                -           -       19,200,000
                                         ========   =========        ==========
Note receivable converted to
investment in real estate
partnership                              100,000            -                 -
                                         ========   =========        ===========


1. Summary of significant accounting policies

Nature of operations - Master Realty Properties, Inc. (MRP) is a Delaware corporation organized on May 12, 1988, with the original purpose of investing in mortgage loans. However beginning in 1993, MRP became the owner of various real estate assets through acquisitions, foreclosures, deeds in lieu of foreclosure or workouts with previous borrowers. As a result, MRP and its majority-owned subsidiaries (the Company) changed its purpose to holding, leasing and operating real estate property for the production of income and appreciation in value. The market for the Company's residential and commercial real estate properties is Kansas City, Missouri. The hotels owned by the Company are located in Phoenix, Arizona; Euless, Texas and Kansas City, Missouri and are leased to hotel operators. In addition, during September 1999 the Company disposed of its holding of a hotel located in Wichita, Kansas.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the following:

Real estate investment trust
Master Realty Properties, Inc. and its majority-owned subsidiaries:

Corporations

Master Realty Corporation
River Market Venture, Inc. (formerly Master Mortgage Realty, Inc.) Master Mortgage Realty II, Inc.
Master Mortgage Realty III, Inc.
Master Mortgage Realty IV, Inc.
Old Town Redevelopment Corporation
Real Estate Equities, Inc.
Soho, Inc.
Partnerships and limited liability companies

River Market Venture I, L.P.
New Historic Suites Partners, L.P.
Hospitality Wichita, L.C. (operations terminated during September 1999) Soho West III L.P. (control acquired February 1998)

All significant intercompany balances and transactions have been eliminated in consolidation.


1) Summary of significant accounting policies (continued)

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on mortgage notes receivable and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and valuation of foreclosed real estate, management evaluates the underlying real estate collateral and makes estimates of value based on independent appraisals, estimates of operating earnings and cash flow potential, and other factors.

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

Notes receivable - The Company's investment in mortgage notes receivable and notes receivable is stated individually at the lower of cost or the estimated net realizable value. Partially earning notes are loans where cash payments are being received, but not according to the contractual terms of the loans. Interest income on partially earning notes is recognized only to the extent of interest payments received.

The allowance for losses on notes receivable is maintained based on the underlying collateral, the cost of money and, in the case of anticipated foreclosures, operating cash flows from the property during the anticipated holding period.


1) Summary of significant accounting policies (continued)

As of December 31, 1999 and 1998, all of the mortgage notes receivable classified as partially earning are considered impaired and carried at lower of cost or estimated net realizable value.

Investment in real estate partnerships - Investment in real estate partnerships, with less than 50 percent ownership, is accounted for using the equity method of accounting for investments where the investment is initially recorded at cost and then adjusted for the Company's share of the earnings and losses.

Cash - Cash consists of amounts on hand and demand deposits with financial institutions.

Depreciation and amortization - Depreciation and amortization are computed by the following methods and estimated useful lives:

     Assets                        Principal Methods           Lives
Land improvements                    Straight-line            27.5 years
Building and building
Improvements                         Straight-line       27.5 - 39 years
Furniture and equipment        Double-declining balance        5-7 years
Goodwill                             Straight-line              20 years
Financing costs                      Straight-line            2-11 years

Financing costs - Financing costs are amortized over the life of the mortgage note payable and presented net of accumulated amortization.

Minority interest in subsidiaries - Minority interest in subsidiaries represents the minority partner's proportionate share of the equity of New Historic Suites L.P.

The Company's investments in Soho West III L.P. is treated as 100 percent owned by the Company. As part of the Company's acquisition of the Partnership, the Company is to give the former owners 10 percent of cash flows after the Company has received $3,000,000 of the cash flows from the Partnership.
This agreement does not presently impact the carrying value of the Company's Investment in the Partnership.

Tax credits - The Company accounts for Missouri Historic Tax Credits on the flow-through method. Under this method, the Company recognizes the credits when the underlying property is approved for occupancy, and the credits are realized either through a reduction of income tax expense or a sale of the credits.


1) Summary of significant accounting policies (continued)

Income taxes - Since inception, the Company has conducted its operations with the intent of meeting the requirements of the Internal Revenue Code for qualification as a real estate investment trust (REIT). REIT qualification requires, among other things, that the Company distribute at least 95 percent of its taxable income to its shareholders. For the purpose of Federal income tax, the Company has net operating loss carryforwards expiring in the following manner:

Available for Years
Ending Not Later Than
Years Ending December 31,



2005                                   $485,895
2006                                  1,560,178
2007                                  2,867,152
2008                                  3,280,421
2009                                  4,751,993
2010                                  1,283,061
2011                                  9,562,660
2018                                  1,765,155
2019                                    550,000
                                      ---------
Total                                26,106,515
                                     ==========

Convertibility of preferred stock into common stock - Preferred stock is convertible into common stock at any time at the option of the stockholder at the ratio of one common share for each preferred share.

Voting rights - Stockholders are entitled to one vote for each common share and one vote for each preferred share held on all matters submitted for the approval of the stockholders.

Reclassification - Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2. Restricted cash and escrows

                                             December 31,
                                         1999             1998
Lasalle Bank accounts -
Central operating account                   -          $109,526
Debt service reserve                   160,492          153,078
Capital expenditures reserve            77,611           20,157
Impound costs sub-account               23,392           13,599
Other -
Cash - Real Estate Equities, Inc.            -          600,000
Certificate of deposit - Hillcrest Bank      -          200,000
                                       -------        ---------
Total restricted cash                  261,495        1,096,360
                                       =======        =========

2. Restricted cash and escrows (continued)

The Lasalle Bank accounts are restricted pursuant to the Cash Management, Collateral and Security Agreement (Cash Collateral Agreement) dated December 19, 1997, as part of the First Mortgage Note and Mezzanine Note Transactions.
 As a result, all cash received from the operations of the collateral pledged for the First Mortgage Note is deposited into a central operating account.
A monthly sweep of this account is used to fund, in priority, certain reserves and sub-accounts created pursuant to the Cash Collateral Agreement. All remaining funds, if any, are paid to the Company.

Cash in the amount of $600,000 was pledged against Notes Payable - Real Estate Equities, Inc. The certificate of deposit in the amount $200,000 was collateral on a bank note payable.

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

3. Mortgage notes receivable

                                                        December 31,
                                                      1999         1998

Mortgage notes receivable, partially-earning       $1,774,738   $2,299,738

Allowance for losses                               (1,051,963)  (1,218,888)
                                                   -----------  -----------
Net mortgage notes receivable                         722,775    1,080,850
                                                   ===========  ===========
3.  Mortgage notes receivable (continued)

As of December 31, 1999, mortgage notes receivable consists of one mortgage note collateralized by an Office Building located in the Historic Garment District of Downtown Kansas City, Missouri. The Company has initiated procedures to buy out the Partnership holding the collateral and convert its note to equity. The buyout is subject to approval of the Land Clearance for Redevelopment Authority of Kansas City who holds a lien on the property in favor of Soho Office Center Project Series 1996 Bonds in the original amount of $2,655,000. The Company has applied for approval, and expects to receive such approval during 2000. Due to the probable conversion of the note to an equity interest in the underlying collateral, no estimate has been made of the scheduled maturities of the mortgage note receivable over the next five years and thereafter.

The Company received payment in full on the other mortgage note receivable during 1999 in the amount of $525,000. The note was collateralized by a second mortgage on an apartment complex located in Mission, Kansas.

4. Notes receivable

                                                   December 31,
                                               1999           1998

Unsecured notes receivable                   235,225        535,871

Allowance for losses                               -              -
                                             -------        -------
Net notes receivable                         235,225        535,871
                                             =======        =======

During the year ended December 31, 1999, the Company wrote off a note receivable in the amount of $147,300 which was made in the original acquisition of Hospitality Wichita and became worthless in connection with the asset forfeiture disclosed in Note 19 to Financial Statements.


(5) Property held for investment

                                                          December 31,
                                                        1999         1998

Non-earning, land in New Mexico                      $901,688      $901,688
Vacant residential building lots in Missouri          105,963       100,000
                                                      -------       -------
Total                                               1,007,651     1,001,688
                                                    =========     =========

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

The building lots consist of eight lots on the west side of downtown Kansas City and one lot in Independence, Missouri.

6. Investment in real estate entities

Investment in real estate partnerships and limited liability companies accounted for on the equity method consists of the following:


                                                  Ownership Percentage
                                  Ownership         at December 31,
Name                               Interest        1999    1998    1997
OPP IX, Limited Partnership         Limited           -    25.12   24.9
OPP X, Limited Partnership          Limited           -     2.3     2.3
Historic Suites of America - KC     Limited        19.8    19.8    19.8
Wellington, L.L.C.                  Member         20.0       -       -
B & F Properties, L.P.              General       0.0099      -       -
MRP Historic Development Company    General         33.3      -       -

During November 1999, the Company sold its investments in OPP IX and OPP X Limited Partnerships to the Company's President for an amount approximating the Company's carrying value for the investments. The aggregate sales proceeds was $191,173. No gain or loss was incurred on the sale.

During May 1999, the Company acquired a 20 percent ownership interest in ,Wellington L.L.C., a limited liability company, for a capital contribution of $401,250. Wellington L.L.C. holds a 99.0 percent limited partnership interest in Foxridge L.P. (Foxridge). Foxridge currently owns an apartment complex known as the "Wellington Club Apartments" located in Johnson County, Kansas.


6. Investment in real estate entities (continued)

During November 1999, the Company entered into a Limited Partnership agreement with B & F Properties, L.P. The Company received an allocation of Missouri Historic Tax Credits from the Partnership which it sold for a gain of $918,167. Subsequent to year end the Company contributed the cash to the partnership in the form of a capital contribution. This capital contribution will give the Company a General Partner interest of 0.0099 percent. The Company will receive 0.0099 percent of available cash flow in Years 1 through 5, and 89.999 percent thereafter. The limited partners have an option after the first five years to have B & F Properties, L.P. redeem their partnership interests in accordance with the buy out formula specified in the partnership agreement.

During 1999, the Company acquired a 33.33 percent General Partnership interest in MRP Historic Development Company for a capital contribution of $100. The partnership was formed for the purpose of owning, developing, managing, leasing, and operating real estate property. The initial property and project for the partnership is the development and management of the property owned by B & F Properties L.P. known as Soho IV Apartments.
The Company has recorded its pro-rata 33.33 percent portion of development Fees accrued on this project and owed to the Partnership. The Company's Equity in earnings of the Partnership for the year ended December 31, 1999 Has been recorded as other income in the amount of $289,280.

Financial information, summarizing the financial position of the Partnerships as of December 31, 1999, 1998 and 1997 and the operating performances for the years then ended is as follows:


                                 1999            1998              1997
FINANCIAL POSITION
Total assets                  $8,839,419     $4,980,753        $5,120,981
Total liabilities              7,478,912      2,488,492         2,521,329
                               ---------      ---------         ---------
Equity                         1,360,507      2,492,261         2,599,652
                               =========      =========         =========
OPERATING PERFORMANCE
Total revenue                     42,109        821,774           843,905
Total expenses                    78,471        835,083           790,418
                               ---------       --------           -------
Net income (loss)                (36,362)       (13,309)           53,487
                               =========       ========           ========

(6) Investment in real estate entities (continued)

In February of 1998, the Company acquired a 100 percent general partnership Interest in Soho West III L.P. by converting its notes receivable from the Partnership to an ownership interest. In addition, the Company contributed real estate property known as Gaslight Garage, which adjoins the real estate property owned by Soho West III L.P. The Company's cost as a result of the conversion of the notes receivable is $5,850,000. The net book value of the Gaslight Garage contributed is $1,014,239, resulting in an initial cost basis In the partnership totaling $6,864,239. Commencing February 1998, the Company consolidated its interest in the partnership into its financial statements. The business combination has been accounted for under the purchase method of accounting. The operations of Soho West III L.P. are included in the consolidated statement of operations from the date of acquisition.

In October 1997, the Company acquired a 80 percent managing ownership interest in Hospitality Wichita, L.C., a limited liability company, for a capital contribution of $608,044. The activity in this real estate partnership was terminated during September 1999.

In February 1997, the Company acquired the remaining 10.88 percent limited partnership interest in River Market Venture I, L.P. (RMV) for $250,000 to achieve 100 percent ownership of the partnership. Previously, the Company paid $150,000 in December 1996 for a 9.12 percent interest in RMV and acquired its initial 80 percent general partnership interest in March 1995. On December 19, 1997, substantially all of RMV's assets were transferred to Master Realty Corporation. The business combination was accounted for under the purchase method of accounting without pro forma presentation of the financial information due to materiality considerations.

The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of Soho West III L.P., New Historic Suites Partners, L.P. and Hospitality Wichita, L.C. had been consummated as of January 1, 1997 are as follows:


                                                      (Unaudited)
                                               Years Ended December 31,
                                                  1998           1997
Revenues
Revenues as reported                          $6,579,712     $5,617,287

Pro-forma effect of acquisitions -
New Historic Suites Partners, L.P.                     -              -
Hospitality Wichita, L.C.                              -        450,000
Soho West III L.P.                                66,621        773,747
                                              ----------     ----------
Pro-forma revenues after acquisitions         $6,646,333     $6,841,034
                                              ==========     ==========
(6) Investment in real estate entities (continued)

Net income
Net income as reported                        $  295,676     $1,507,127
Pro-forma effect of acquisitions -
New Historic Suites Partners, L.P.                     -              -
Hospitality Wichita, L.C.                              -        (238,571)
Soho West III L.P.                                35,332         327,132
                                              ----------     -----------
Pro-forma net income after acquisitions          331,008       1,595,688
                                              ==========     ===========
Pro-forma earnings per common share
Basic                                               .31             2.40
                                              ==========     ===========
Diluted                                             .31             1.70
                                              ==========     ===========

(7) Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:

                                                      December 31,
                                                    1999         1998
Ramada Inn- Phoenix, Arizona                     $280,417      $345,347
Ramada Inn - Euless, Texas                        392,453       397,392
Historic Suites - Kansas City, Missouri            87,620        24,399
Ramada Inn - Wichita, Kansas                            -       219,924
                                                 --------       -------
                     Total                       $760,490      $987,062
                                                 ========      ========

During 1999, the Company wrote-off the Accounts Receivable - Related Party for Ramada Inn - Wichita, Kansas in connection with the forfeiture of hotel assets as described in Note 19 to Financial Statements.

(8) Accounts receivable -  other

                                                       December 31,
                                                   1999           1998
Due from sale of tax credits                     $918,167      $      -
Other receivables                                 123,542      $  37,004
                                                ---------      ---------
Total accounts receivable - other               1,041,709         37,004
                                                =========      =========

The receivable due from the sale of tax credits is in connection with the Company's investment in B & F Properties, L.P. The credits are not subject to recapture. Under the terms of the partnership agreement, the Company received an allocation of Missouri Historic Rehabilitation Credits from the partnership which it sold for a gain of $918,167. The Partnership agreement requires the Company to reinvest the proceeds from the sale in the Partnership in the form of a General Partner Capital Contribution.

(9) Property and equipment

                                                       December 31,
                                                   1999            1998
Cost
Land and land improvements                     $6,326,999       $7,051,999
Building and building improvements             31,950,335       37,271,763
Furniture and equipment                         2,805,469        3,385,308
Assets not yet in service                       3,411,986          145,723
                                                ---------        ---------
Total cost                                     44,494,789       47,854,793
Accumulated depreciation                       (4,717,695)      (3,984,379)
                                               ----------        ---------
Net property and equipment                     39,777,394       43,870,414
                                               ==========        =========

The assets not yet in service consist of three buildings in the Garment and Crossroads Districts of Kansas City Missouri, and one building in the Rivermarket Area of Downtown Kansas City Missouri. The three buildings in the Garment and Crossroads Districts are to be developed into loft apartments. The building in the Rivermarket area is being developed as a mixed use building. The Company is seeking Missouri Historic tax credits to help fund the cost of these projects.

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the years ended December 31, 1999, 1998 and 1997 was $1,199,747 and $1,333,354, $969,802, respectively.

During September 1999, the Company forfeited and disposed of property and equipment for a hotel property in Wichita, Kansas with a net book value (before write-down to estimated fair value) of $7,554,395. The forfeiture and related earnings impact are described in Note 19 to Financial Statements.


(10) Notes payable

                                                        December 31,
                                                    1999           1998
Salomon Brothers mortgage note                 $19,119,204      $19,417,830
Salomon Brothers Mezzanine note                    939,802        1,190,000
ITLA mortgage note                               4,900,000                -
Midland Bank mortgage note                               -        7,245,312
Convertible subordinated debentures              1,383,446        1,468,623
Hillcrest Bank note #1                                   -        3,556,295
Hillcrest Bank note #2                                   -          277,448
Hillcrest Bank note #3                             558,872          152,834
Hillcrest Bank note #4                             480,000                -
Hillcrest Bank note #5                             480,000                -
Hillcrest Bank note #6                             450,000                -
Hillcrest Bank note #7                             800,000                -
Unsecured alternative treatment note             1,017,444          827,895
Real Estate Equities, Inc. notes                         -          600,000
Unsecured non-interest bearing note payable         61,906          113,049
Real estate tax notes                               67,521           92,614
Hotel van loans                                     27,218           39,460
                                                 ---------       ----------
           Total notes payable                  30,285,413       34,981,360
                                                ==========       ==========

Salomon Brothers mortgage note - Mortgage note payable (First Mortgage Note) of December 19, 1997 with monthly principal and interest payments of $145,397 based on an interest rate of 7.5 percent and a 25-year amortization period. The initial payment of accrued interest only through January 31, 1997 is due on February 1, 1998. The outstanding principal and interest are due at maturity on January 1, 2008. The nonrecourse First Mortgage Note is collateralized by commercial, residential and hotel properties in Kansas City, Missouri, a hotel in Phoenix, Arizona and a hotel in Euless, Texas. This note is also cross-collateralized and cross-defaulted with the Mezzanine Note and the Cash Collateral Agreement.


(10) Notes payable (continued)

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

ITLA mortgage note - Mortgage note payable of May 14, 1999 with monthly interest only payments based on an interest rate of 8.75 percent for the first twelve months and then monthly principal and interest payments with interest determined quarterly based on LIBOR plus 3.75 percent and principal payments based on a 25 year amortization period. This note matures June 1, 2009. This nonrecourse note is collateralized by an apartment/retail/parking garage facility located in Kansas City, Missouri.

Midland Bank mortgage note - Mortgage note payable of October 1, 1997 with interest payable monthly at an initial rate of 7 percent until May 5, 1999. The rate then increased to 8 percent through March 31, 2001 and to 8.5 percent from April 1, 2001 until maturity. Interest only was payable monthly through October 5, 2000. The interest payments were based on the Deemed Balance (as defined) determined annually beginning on April 1, 1999. The initial Deemed Balance was the face amount of the note. The deemed balance as of December 31, 1998 was $6,745,312. From November 5, 1998 through October 5, 2000, monthly payments of principal and interest were based on a 30-year amortization of the outstanding principal balance. Beginning on November 5, 2000, the monthly principal and interest payments were to be based on a 25-year amortization of the outstanding principal balance. The outstanding principal and interest are due at maturity on April 1, 2004. The note was collateralized by a hotel in Wichita, Kansas and the Disbursement Account (required reserve account to fund property improvements). During September 1999, the Company forfeited assets in settlement of this note as described in
Note 19 to Financial Statements.


(10) Notes payable (continued)

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6 percent per annum. Interest accrues semiannually on January 1 and July 1 of each year. The outstanding balance as of December 31, 1999 and 1998 consists of principal of $982,704 and $1,094,381 and accrued interest of $400,752 and $374,242, respectively. Although the securities mature December 2003, the securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior indebtedness is to be paid in full before holders of the securities are to be paid any principal or interest. As a result, management does not anticipate that the securities will be paid at the date of maturity. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $7.4667/share (after reverse and forward stock split) as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the years ended December 31, 1999, 1998 and 1997 amounted to $31,828, $105,399, $285,624, respectively.

Hillcrest Bank note #1 - Mortgage note payable of February 17, 1998 with monthly principal and interest payments of $32,975 based on an interest rate of 9.25 percent. The note was collateralized by an apartment/retail/parking garage facility located in Kansas City, Missouri. The note was also collateralized by a certificate of deposit in the amount of $200,000, and a full payment guaranty by the Company. The note was repaid in full during 1999.

Hillcrest Bank note #2 - Line of credit, with maximum aggregate principal amount of $850,000, with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments of interest are required until maturity. The note was cross-collateralized with the Hillcrest Bank note #1. The note was repaid in full during 1999.

Hillcrest Bank note #3 - Line of credit, with maximum aggregate principal amount of $1,240,000, with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments of interest are required until maturity on October 1, 2000, at which time any unpaid accrued interest and principal are due. The note is collateralized by a commercial property located in Rivermarket area Kansas City, Missouri, a vacant lot, assignment of rents, furniture and fixtures, and a full payment guaranty by the Company.

Hillcrest Bank note #4 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments on interest only are required until maturity at April 1, 2000. This recourse note is collateralized by a building located in downtown Kansas City, Missouri.

(10) Notes payable (continued)

Hillcrest Bank note #5 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments on interest only are required until maturity at May 1, 2000. This recourse note is collateralized by a building located in downtown Kansas City, Missouri.

Hillcrest Bank note #6 - Line of credit, with maximum aggregate principal amount of $450,000 with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments on interest only are required until maturity at May 1, 2000. This recourse note is collateralized by an earnout agreement related to the ITLA mortgage note due at the earlier of the payout of the earnout or May 2000. Subsequent to December 31, 1999, the Company paid down $290,000 on this obligation and the terms changed to a 3 year amortization period through December 2002.

Hillcrest Bank note #7 - Line of credit, with maximum aggregate principal amount of $800,000 with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments on interest only are required until maturity at September 1, 2000. This recourse note is collateralized by a building located in downtown Kansas City, Missouri.

Unsecured alternative treatment note - 9 percent unsecured note payable to previous participants in the alternative treatment plan, with interest only payable quarterly until maturity in August 2000.

Real Estate Equities, Inc. notes - Demand notes payable to related parties, with interest at 9 percent. The notes were collateralized by restricted cash totaling $600,000. The notes were repaid in full during 1999.

Unsecured non-interest bearing note payable - Note due September 2000, payable in an installment of $75,000 on January 31, 1996 and 60 monthly payments of $7,333 with the remaining unpaid principal due at maturity. Interest has been imputed at a rate of 9 percent.

Real estate tax notes - Unsecured notes payable consisting of agreements with the taxing authorities for delinquent real estate taxes on foreclosed properties with interest imputed at 9 percent and monthly payments of $4,046 until maturity on August 15, 2002.

Hotel van loans - 9.25 percent and 8.75 percent notes payable, collateralized by vehicles, payable in aggregate monthly installments of $1,445 through May 2001, and $646 through September 2001.

(10) Notes payable (continued)

Maturities for notes payable are as follows:

Year


2000                                          $4,508,417
2001                                             729,967
2002                                             780,587
2003                                           1,829,878
2004                                             481,669
Thereafter                                    21,954,895
                                              ----------
         Total long-term obligations          30,285,413
                                              ==========

(11) Other liabilities

Other liabilities consists of the following:

                                                      December 31,
                                                   1999         1998
Accounts payable                                $556,477      $227,557
Accrued bonus pool                                68,744       215,126
Other liabilities                                457,250       144,281
                                                 -------       -------
Totals                                        $1,082,471      $586,964

At December 31, 1999 and 1998, other liabilities includes the accrued bonus pool liability. The Company's bonus pool became effective June 15, 1994 to provide additional compensation to Company employees. Bonus pool expense charged to operations for the years ended December 31, 1999, 1998, and 1997 was $ - , $16,744 and $425,340, respectively.

(12) Treasury stock

During the year ended December 31, 1996, the Company acquired 67,990 shares of common stock and 475 shares of preferred stock. These shares were obtained under a provision in the Company's Plan of Reorganization which allowed holders of convertible debentures over 65 years old to convert their debentures into alternative treatment debt. Since no value was assigned to the treasury stock, management has used $.224 per share (before reverse and forward stock split) as the cost of the treasury stock acquired. The treasury stock was retired during the year ended December 31, 1998.

(13) Capital stock

The Company completed both a twenty five hundred (2,500) to one (1) reverse stock split effective April 30, 1998 and a seventy five (75) for one (1) forward stock split effective June 30, 1998. Both of these stock splits were approved by the stockholders of the Company. As part of the reverse stock split all fractional interests in the Company stock were redeemed. The cost to acquire the fractional shares was $294,171. An additional $35,554 of equity was raised from holders of fractional shares.

As a result of the forward stock split, the number of authorized shares of common stock was changed to 8,500,000 shares, and the number of authorized shares of preferred stock was changed to 1,000,000 shares.

(14) Earnings per share

Basic earnings per share was computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution that could occur if convertible preferred shares and convertible subordinated debentures were converted into common stock.

The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock. All per share and weighted average share amounts for 1997 have been retroactively restated to reflect the impact of the stock splits occurring during 1998, as described in Note 13.


(14)	Earnings per share (continued)

                                                     Weighted
                                                     Average
                                                      Common
                                     Income            Shares       Earnings
                                    Numerator       Denominator     Per Share

1999

Basic earnings per share
------------------------
Income (loss) available
to common stockholders             $(402,560)      $1,206,925       $  (0.33)
                                   ----------      ----------       =========
Dilutive effect of potential
common stock:
Convertible debentures                59,521          132,858
Convertible preferred shares               -           36,063
Less convertible debentures and
preferred shares not included
since their inclusion would
be antidilutive                      (59,521)        (168,921)
                                   ----------      -----------
Net effect                                 -                -
                                   ----------      -----------
Diluted earnings per share
Income (loss) available to common
shareholders after assumed
conversions of dilutive securities  (402,560)      $1,206,925        $  (0.33)
                                   ==========      ==========        =========

1998

Basic earnings per share
Income (loss) available to common
Stockholders                        $295,676       $1,084,202        $   0.27
                                   ---------       ----------        --------
Dilutive effect of potential
common stock:
Convertible debentures                68,551          153,016
Less convertible debentures
not included since their inclusion
would be antidilutive                (22,723)         (50,722)
                                   ---------       -----------
Net convertible debentures            45,828          102,294
                                   ---------       -----------
Convertible preferred shares               -           55,358
                                   ---------       -----------
Diluted earnings per share
Income available to
common shareholders
after assumed conversions
of dilutive securities              $341,504       $1,241,854         $   0.27
                                   =========       ==========         ========
1997 (restated)

Basic earnings per share
Income available to
common stockholders               $1,507,127       $  663,698         $   2.27
                                                                      ========
Dilutive effect of potential
common stock:
Convertible debentures               122,718          273,924
Convertible preferred shares               -           74,734
                                   ---------         --------
Diluted earnings per share
Income available to
common shareholders after
assumed conversions of
dilutive securities               $1,629,845        1,012,356             1.61
                                  ==========        =========            =====
(15)Pension plan

The Company has a defined contribution pension plan covering all of its employees. All contributions to the plan are made by the Company, no contributions are required from the employees. Employees vest in the plan over a five year period. Total pension expense for the years ended December 31, 1999, 1998 and 1997 was $53,350, $58,000, and $63,147.

(16) Related parties

The Company had party transactions with the following related parties -

Embassy Properties, Inc. - Embassy Properties, Inc. (EPI) provides property management services to the Company. EPI is considered a related party due to the 90 percent ownership of EPI by the immediate family of the Company's president.

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

(16) Related parties (continued)

                                                Years Ended December 31,
                                             1999         1998         1997

Embassy Properties, Inc. (EPI)
Payment of loan servicing fees to EPI        $15,429      $19,712      $33,404
Payment of property management fees to EPI   188,193      132,983      141,549
Payment of asset management fees to EPI       24,000       24,000       32,687
Payment of real estate lease commissions
to EPI                                        65,001       24,216       32,005
Payment to EPI for loan closing services           -            -       19,700
Payment for painting services                 57,027       58,260            -
Payment of development fee                         -        6,034            -
Payment of payroll processing fee              1,500        3,000            -
                                             -------      -------       ------
Total payments                               351,150      268,205      259,345
                                            ========     ========      =======
Embassy Hotel Management Company, Inc.
(EHM)
Hotel lease revenue earned from leases
with EHM                                   2,001,000    2,605,749    2,104,346
                                           =========    =========    =========
Forgiveness of accounts receivable for
hotel lease revenue and advances made
in connection with Ramada Inn - Wichita.     505,824            -            -
                                           =========    =========    =========
Due to affiliates
Due to affiliates, beginning of year               -      367,707      386,853
Interest expense                                   -       10,974       31,316
Payments on obligation                             -     (378,681)     (50,462)
                                           ---------    ---------    ---------
Due to affiliates, end of year             $       -    $       -     $367,707
                                           =========    =========    =========

                                                             December 31,
                                                          1999         1998
Embassy Hotel Management Company, Inc. (EHM)

Accounts receivable for hotel
lease revenue and advances made to hotels               $760,490      $987,062
                                                         =======       =======
(16) Related parties (continued)

OTHER RELATED PARTY TRANSACTIONS

As disclosed in Note 6 to Financial Statements, the Company has a 20 percent ownership interest in Wellington L.L.C. (a limited liability company). The remaining ownership interests of Wellington L.L.C. are held by the Company's President and certain board members. Wellington L.L.C. holds a 99 percent limited partnership interest in Foxridge L.P., and the General Partner in Foxridge L.P. is an entity controlled by the Company's President. The Company along with the other members of Wellington L.L.C. have guaranteed bank debt carried by Wellington L.L.C. as more fully disclosed in Note 18 to Financial Statements.

As disclosed in Note 5 to Financial Statements, the Company entered into a Limited Partnership agreement with B & F Properties, L.P. The Company is also a 33 percent general partnership interest in MRP Historic Development Company which served as the developer of the Burd & Fletcher historic preservation apartment project. In connection with this project, B & F Properties, L.P. is to pay development fees of approximately $867,841 to MRP Historic Development Company.

The Company's President advanced $200,000 during 1999 to the Company under the unsecured alternative treatment note payable. Terms on this note payable are disclosed in Note 10 to Financial Statements.

As disclosed in Note 6 to Financial Statements, the Company sold certain investments in limited partnerships to the Company's president.

An officer of the Company has a controlling ownership interest in Recon Development Company. The Company paid Recon Development $133,736 during 1999 for tenant improvements on various properties owned by the Company.

Certain officers and trustees of the Company own limited partnership interests in certain borrowers of the Company.

During the year ended December 31, 1997, the Company incurred $100,000 for consulting and investment banking services related to the Salomon Brothers financing to an entity in which an officer of the Company is a minority owner.

During the years ended December 31, 1998 and 1997, certain trustees and officers of the Company converted debentures to common stock in accordance with the conversion features on the bonds.


(17) Business segment information

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


(17) Business segment information (continued)

The following table illustrates information concerning segment profit or loss and segment assets:
                                                Residental/       Assets
                                    Hotel       Mixed Use          for
                                   Leasing      Properties       Restructure
Year Ended December 31, 1999

Revenues from external customers   $2,004,338   $3,551,121       $205,382
Interest revenue                          912            -         38,943
                                   ----------   ----------       --------
    Total revenues                  2,005,250    3,551,121        244,325
                                   ==========   ==========       ========
Percentage of segment revenues
to total                                   28           50              4
Interest expense                    1,143,717      828,781         13,550
Depreciation and amortization         998,045      242,717         23,853
Segment profit (loss)                (499,120)   1,065,617         61,405
Percentage of segment profit
(loss) to total                        (124)           265             15

Other significant noncash items:
Carrying value of hotel
Assets applied
to nonrecourse mortgage
note payable                        2,455,824           -               -
Carrying amount
of nonrecourse
mortgage note payable
satisfied by transfer of assets     7,245,312           -               -
Note receivable converted to
investment in real
estate partnership                          -           -               -
Convertible subordinated
debentures converted
to common stock                             -           -               -

December 31, 1999

Segment assets                    18,889,945    20,921,481      2,788,258
Percentage of segment assets
to total                                  41            45              6
Expenditures for segment assets      290,062     4,362,830         93,367


Year Ended December 31, 1998

Revenues from external customers   2,605,749     3,348,194        332,097
Interest revenue                       9,838        13,812        114,244
                                  ----------     ---------        -------
   Total revenues                 $2,615,587    $3,362,006       $446,341
                                  ==========     =========        =======
Percentage of segment revenues
to total                                  40            51              7
Interest expense                   1,500,975       741,073         13,101
Depreciation and amortization      1,213,409       196,782         23,037
Segment profit (loss)               (144,331)      986,482        230,418
Percentage of segment profit
(loss) to total                          (49)          334             78

Other significant noncash items:
Property recovered as collateral
on note receivable                         -     2,273,633              -
Convertible subordinated
debentures
converted to common stock                 -              -              -

December 31, 1998

Segment assets                    27,650,820    17,469,568      2,594,229
Percentage of segment assets
to total                                  55            35              5
Expenditures for segment assets    1,635,853     6,386,541              -

                                                All
                                               Other              Total
Year Ended December 31, 1999

Revenues from external customers                 1,226,735      6,987,576
Interest revenue                                    21,767         61,622
                                                 ---------      ---------
    Total revenues                               1,248,502      7,049,198
Percentage of segment revenues to total                 18            100
Interest expense                                   302,048      2,288,096
Depreciation and amortization                      112,616      1,377,231
Segment profit (loss)                           (1,030,462)      (402,560)
Percentage of segment profit (loss) to total          (256)           100

Other significant noncash items:
Carrying value of hotel assets applied
to nonrecourse mortgage note payable                     -      2,455,824
Carrying amount of nonrecourse
mortgage note payable satisfied by
transfer of assets                                       -      7,245,312
Note receivable converted to
investment in real estate partnership              100,000        100,000
Convertible subordinated debentures
converted to common stock                          111,678        111,678

December 31, 1999

Segment assets                                   3,424,306     46,023,990
Percentage of segment assets to total                    8            100
Expenditures for segment assets                    301,250      5,052,509

Year Ended December 31, 1998

Revenues from external customers                    96,844      6,382,884
Interest revenue                                    58,934        196,828
                                                  --------      ---------
   Total revenues                                  155,778      6,579,712
                                                  ========      =========
Percentage of segment revenues to total                  2            100
Interest expense                                   293,872      2,549,021
Depreciation and amortization                      129,880      1,563,108
Segment profit (loss)                             (776,893)       295,676
Percentage of segment profit (loss) to total          (263)           100

Other significant noncash items:
Property recovered as collateral on note
Receivable                                               -       2,273,633
Convertible subordinated debentures
converted to common stock                          134,784         134,784

December 31, 1998

Segment assets                                   2,812,890      50,527,507
Percentage of segment assets to total                    5             100
Expenditures for segment assets                          -       8,022,394

(17) Business segment information (continued)

                                                Residental/       Assets
                                    Hotel       Mixed Use          for
                                   Leasing      Properties       Restructure
Year Ended December 31, 1997

Revenues from external customers   $2,104,346   $2,460,768       $421,089
Interest revenue                        9,548       89,452        152,130
                                   ----------   ----------       --------
    Total revenues                  2,113,894    2,550,220        573,219
                                   ==========   ==========       ========
Percentage of segment revenues
to total                                   38           45             10
Interest expense                      528,293      579,609          8,582
Depreciation and amortization         842,102      234,495         24,483
Segment profit (loss)                 743,499      904,901        220,208
Percentage of segment profit
(loss) to total                            49           60             15

Other significant noncash items:
Sale of Property                          -              -        623,206
Convertible subordinated
debentures converted
to common stock                           -              -              -

December 31, 1997

Segment assets                    27,383,323    11,485,810      3,978,830
Percentage of segment assets
to total                                  58            24              8
Expenditures for segment assets    7,886,274       306,533         42,159

                                                  All
                                                 Other            Total
Year Ended December 31, 1997

Revenues from external customers                  $372,286     $5,358,489
Interest revenue                                     7,668        258,798
                                                ----------       --------
    Total revenues                                 379,954      5,617,287
                                                ==========       ========
Percentage of segment revenues
to total                                                 7            100
Interest expense                                 1,158,214      2,274,698
Depreciation and amortization                       38,452      1,139,532
Segment profit (loss)                             (361,481)     1,507,127
Percentage of segment profit
(loss) to total                                        (24)           100

Other significant noncash items:
Sale of Property                                         -        623,206
Convertible subordinated
debentures converted
to common stock                                  2,475,393      2,475,393

December 31, 1997

Segment assets                                   4,345,669     47,193,662
Percentage of segment assets
to total                                                10            100
Expenditures for segment assets                      4,787      8,239,753


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

Year Ended December 31, 1999
                                                Residental/       Assets
                                    Hotel       Mixed Use          for
                                   Leasing      Properties       Restructure

Segment profit (loss)            $(499,120)     $1,065,617         $61,405

Add: Minority interest               7,796               -               -

Less: Unconsolidated partnership
      investment (income) loss           -               -               -
                                 ---------      ----------        --------
Income (loss) before
minority interest                (491,324)       1,065,617          61,405

Add: Depreciation and
amortization of
real estate assets                998,045          242,717          23,853

Add: Loss on transfer of
Wichita hotel assets            5,654,395                -               -

Less: Extraordinary gain       (4,789,488)               -               -
                               -----------        --------        --------
Funds from operations          $1,371,628        $1,308,334        $85,258
                               ==========        ==========        =======

                                                     All
Year Ended December 31, 1999                         Other         Total

Segment profit (loss)                           $(1,030,462)    $(402,560)

Add: Minority interest                                    -         7,796

Less: Unconsolidated partnership
      investment (income) loss                     (308,604)     (308,604)
                                                 -----------     ---------
Income (loss) before
minority interest                                (1,339,066)     (703,368)

Add: Depreciation and
amortization of
real estate assets                                  112,616     1,377,231

Add: Loss on transfer of
Wichita hotel assets                                      -     5,654,395

Less: Extraordinary gain                                  -    (4,789,488)
                                                   ---------   -----------
Funds from operations                            $(1,226,450)  $1,538,770


(17)Business segment information (continued)

Year Ended December 31, 1998
                                               Residental/       Assets
                                    Hotel       Mixed Use          for
                                   Leasing      Properties       Restructure

Segment profit (loss)             (144,331)       $986,482        $230,418

Add: Minority interest               8,283               -               -

Less: Unconsolidated partnership
  investment (income) loss
                                  ---------      ---------        ---------
Income before minority interest   (136,048)        986,482          230,418

Add: Depreciation and amortization
of real estate assets            1,213,409         196,782           23,037

Less: Gain on sales of assets            -               -          (81,884)

Less: Non-recurring items:
Accrued interest expense
  forgone on converted
  debentures                             -               -                -
                                ----------      ----------         --------
Funds from operations           $1,077,361      $1,183,264         $171,571

                                                      All
Year Ended December 31, 1998                         Other         Total

Segment profit (loss)                           $ (776,893)        $295,676

Add: Minority interest                                   -            8,283

Less: Unconsolidated Partnership
      investment (income) loss                      13,565           13,565
                                                 ---------          -------
Income before minority interest                   (763,328)         317,524

Add: Depreciation and amortization
of real estate assets                              125,873        1,559,101

Less: Gain on sales of assets                            -          (81,884)

Less: Non-recurring items:
Accrued interest expense
  forgone on converted
  debentures                                      (105,399)        (105,399)

Funds from operations                             (742,854)      (1,689,342)


Year Ended December 31, 1998
                                               Residental/       Assets
                                    Hotel       Mixed Use          for
                                   Leasing      Properties       Restructure

Segment profit (loss)              743,499        $904,901         $220,208

Add: Minority interest               7,765               -               -

Less: Partnership
  investment income                      -               -               -
                                   ---------      ---------        ---------
Income before minority interest    751,264         904,901          220,208

Add: Depreciation and amortization
of real estate assets              745,990         181,493           24,483

Less: Gain on sales of assets            -               -          (66,679)

Less: Non-recurring items:
Accrued interest expense
  forgone on converted
  debentures                             -               -                -
                                ----------      ----------         --------
Funds from operations           $1,497,254      $1,086,394         $178,012
                                 =========       =========          =======
                                                      All
Year Ended December 31, 1998                         Other         Total

Segment profit (loss)                           $ (361,481)      $1,507,127

Add: Minority interest                                   -            7,765

Less: Partnership
      investment income                             (7,143)          (7,143)
                                                  ---------       ----------
Income before minority interest                   (368,624)       1,507,749

Add: Depreciation and amortization
of real estate assets                               14,823          966,789

Less: Gain on sales of assets                            -          (66,679)

Less: Non-recurring items:
Accrued interest expense
  forgone on converted
  debentures                                      (285,624)        (285,624)

Funds from operations                             (639,425)       2,122,235

(18) Commitments and contingencies

Guaranty:

As disclosed in Note 6 to Financial Statements, the Company holds a 20 percent ownership interest in Wellington L.L.C. The Company along with the other members of Wellington L.L.C. are contingently liable as full recourse guarantors on a $1,200,000 loan to Wellington L.L.C. from Hillcrest Bank dated August 1999. The note is collateralized by a partnership interest in Foxridge Limited Partnership.

In connection with its Investment in B & F Properties, L.P. (the Partnership), the Company has Guaranteed the Partnership's performance under the Partnership Agreement of the General Partner Obligations as defined in the Partnership agreement. This guarantee includes, but is not limited to, provisions ensuring that the Investment Limited Partner will receive Federal Historic Tax Credits equal to $1,075,613. If those credits are not received in this amount, the Investment Limited Partner's capital contribution will be reduced by 86 percent of the shortfall. The Company's guarantee includes any reimbursement of the Investment Limited Partner's capital account required under this Partnership agreement.

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


(18) Commitments and contingencies (continued)

Stockholder rights plan: During 1999 the Board of Trustees adopted a stockholder rights plan. Under this plan each shareholder was given the right to purchase additional shares of stock at a price below market value. The number of shares allowed to be purchased by each shareholder and the purchase price is defined in this agreement. The rights become exercisable if a triggering event, as defined in the agreement, occurs. Certain stockholders, as defined in the agreement, are precluded from participating in this plan. The rights under the plan will expire if not utilized by October 31, 2009. The dilutive effect of this plan cannot be determined due to significant variables at this time.

Minimum rents:

The Company receives income on commercial and residential properties under noncancelable operating lease agreements in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1998 are as follows:

Years Ended December 31,


2000                $2,167,143
2001                 1,098,960
2002                   983,010
2003                   561,761
2004                   463,656
Thereafter             882,382
                     ---------
Total               $6,156,912


(19) Extraordinary item

During September 1999, the Company entered into an agreement with its lender to transfer hotel property in Wichita, Kansas in full settlement of the nonrecourse debt collateralized by the property. The Company acquired the troubled property in October 1997 with the intent of improving the operating performance of the property. Certain adverse market conditions, including a switch from a Holiday Inn to a Ramada Inn during 1998 contributed to a continued decline in the operating performance of the property. The carrying amount of the collateral exceeded its fair value by an estimated $5,654,395, and, accordingly, a loss on the asset transfer was included in net operating income for 1999. The carrying amount of the loan payable at the date of foreclosure exceeded the fair value of the collateral by an estimated $4,789,488, and, accordingly, an extraordinary gain, was recognized in 1999.


(20)Subsequent event

Subsequent to December 31, 1999 the Board of Trustees of the Company voted to recommend to the Shareholders of the Company that they vote in favor of authorizing the Trustees to terminate the Company's election to qualify as a real estate investment trust under the Internal Revenue Code of 1986 if it is later deemed to be in the best interest of the shareholders. The matter will be submitted to the Shareholders at the annual meeting in April 2000. The Board of Trustees further resolved that management, together with tax and legal counsel, investigate and analyze various strategies designed to protect the net operating loss of the Corporation for the benefit of the Shareholders.

(21) Fair value of financial instruments

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

Cash and restricted cash - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and interest bearing deposits approximate those assets' estimated fair values.

Mortgage notes receivable - Fair values for loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.
The carrying amount has been evaluated for impairment and is stated at estimated net realizable value which is equivalent to estimated fair value.

Notes receivable - The carrying amounts reported in the consolidated balance sheets for notes receivable approximate those assets' estimated fair value.

Notes payable - The fair value of the Company's convertible subordinated debentures was determined by using the most recent trades occurring between individual debenture holders. The value used in those trades was 35 percent and 30 percent of the face amount of the debenture principal as of December 31, 1999 and 1998, respectively. The accrued interest payable on the debentures is not convertible and therefore the fair value is estimated at zero.

The estimated fair value of the Company's remaining long-term debt was based on estimates of the current market rates for debt with similar remaining maturities and collateral.


(21) Fair value of financial instruments (continued)

The estimated fair values of the financial instruments are as follows:


December 31, 1999December 31, 1998

                                  Carrying      Fair      Carrying     Fair
                                   Amount       Value       Amount     Value
Financial assets
Cash and restricted cash          $651,584    $651,584  $1,795,718  $1,795,718
Mortgage notes receivable
(after reduction for
allowance for loan
losses)                            722,775     722,775   1,080,850   1,080,850

Notes receivable                   235,225     235,225     535,871     535,871

Financial liabilities
Convertible subordinated
debentures - principal             982,704     343,946   1,094,381     382,314

Convertible subordinated
debentures - accrued
interest                           400,752           -     374,242           -

Notes payable - other           28,901,957  26,658,144  33,512,737  33,393,832

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       Write Off Of
                              Beginning   Charged To         Un-    Balance At
                              Balance at   Expense      Collectible    End Of
                               Period     (Recovery)      Accounts     Period
DESCRIPTION

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for losses -
mortgage notes receivable    $1,218,888   $(18,298)     $(148,627)  $1,051,963
                              ================================================

Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for losses -
mortgage notes receivable     3,691,493   (831,640)    (1,640,965)   1,218,888
                              ================================================

Year ended December 31, 1997:
Deducted from asset accounts:
Allowance for losses -
mortgage notes receivable     4,974,901  (1,283,408)            -    3,691,493
                             =================================================

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

SCHEDULE III - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

Description


                                                          Additions
                                        Initial Cost        since
                                         Buildings &      acquisition
                                           Land          Improvements
                        Encumbrances     Improvements    Carrying Cost
Commercial:

Rivermarket -
Kansas City, MO              (1)         $7,490,894      $1,429,691

Soho VI -
Kansas City, MO              (1)          1,494,345         170,057

Soho III
Gaslight Garage -
Kansas City, MO              (3)          6,864,239       1,163,814

39/40 Plaza -
Kansas City, MO                             725,000         180,486

Campbell Paint -
Kansas City, MO              (5)            600,000         174,271

EBT Building -
Kansas City, MO              (6)            575,000         283,108

Rothenberg & Schloss -
Kansas City, MO              (7)          1,000,000          77,844

Hotels:

Ramada - Phoenix, AZ         (1)          3,952,594       3,164,051

Ramada -
Euless, TX                (1),(2)         5,772,619       1,283,756

Historic Suites -
Kansas City, MO              (1)          7,500,000         347,887

Unimproved
land:
Gabriel -
Kansas City, MO                              65,003          69,700

All other property
and equipment                                20,860          89,570
                                           --------       ---------
Totals                                  $36,060,554      $8,434,235

                        Carrying Cost
                         At 12/31/99
                         Buildings &
                             Land                                  Estimated
                          Improvements           Accumulated        Date of
                           Total (3)             Depreciation     Construction


Commercial:

Rivermarket -
Kansas City, MO          $8,920,585             $679,615           1870-1890

Soho VI -
Kansas City, MO           1,664,402               75,094              1900

Soho III
Gaslight Garage -
Kansas City, MO           8,028,053              357,752              1986

39/40 Plaza -
Kansas City, MO             905,486               70,346              1970

Campbell Paint -
Kansas City, MO             774,271                    -              1915

EBT Building -
Kansas City, MO             858,108                    -              1915

Rothenberg & Schloss -
Kansas City, MO           1,077,844                    -              1912

Hotels:

Ramada - Phoenix, AZ      7,116,645              978,948              1956

Ramada -
Euless, TX                7,056,375            1,810,659              1971

Historic Suites -
Kansas City, MO           7,847,887              729,161              1890

Unimproved
land:
Gabriel -
Kansas City, MO             134,703                    -

All other property
and equipment               110,430               16,120
                         ----------            ----------             -----
Totals                   44,494,789            4,717,695

                                              Date          Depreciable
                                            Acquired            Life


Commercial:

Rivermarket -
Kansas City, MO                              6-95            7&39 years

Soho VI -
Kansas City, MO                             12-96            7&39 years

Soho III
Gaslight Garage -
Kansas City, MO                          2-98/8-93           5&39 years

39/40 Plaza -
Kansas City, MO                            1-94              5&39 years

Campbell Paint -
Kansas City, MO                            4-99              7&39 years

EBT Building -
Kansas City, MO                            5-99              7&39 years

Rothenberg & Schloss -
Kansas City, MO                            9-99              7&39 years

Hotels:

Ramada - Phoenix, AZ                       6-94              7&39 years

Ramada -
Euless, TX                                 3-94              5&39 years

Historic Suites -
Kansas City, MO                            9-96              7&39 years

Unimproved
land:
Gabriel -
Kansas City, MO                            9-96                 N/A

All other property
and equipment                            Various            5&39 years


1) Encumbered by mortgage note payable with a balance at December 31, 1999 of $19,119,204
(2)Encumbered by note payable with a balance at December 31, 1999 of $12,482
(3)Encumbered by mortgage note payable with an aggregate balance at December 31, 1999 of $4,900,000
4) The aggregate carrying cost for Federal income tax purposes at December 31, 1999 is $44,600,752
5.Encumbered by mortgage note payable with a balance at December 31,
 1999 of $480,000
6. Encumbered by mortgage note payable with a balance at December 31, 1999 of $480,000
7. Encumbered by mortgage note payable with a balance at December 31, 1999 of $800,000

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                              Interest Rate at
                    Interest       December    Final Maturity    Periodic
                      Rate         31, 1999        Date        Payment Terms
Location
Partially-Earning

Second and Third
Mortgage Loans

Commercial Buildings
Kansas City, MO     10 percent    10 percent      10/1/94  Quarterly payments
                                                          Equal to property's
                                                          Net cash flow;
                                                          Unpaid principal &
                                                          Interest at maturity


                                                            Principal amount
                                          Carrying amount   of loans subject
                                          of mortgages at    to delinquent
                           Face Amount      December 31,        principal
                           Of mortgages         1999            or interest
Location
Partially-Earning

Second and Third
Mortgage Loans

Commercial Buildings
Kansas City, MO             $3,300,000       $1,774,738        $1,774,738
                            ==========       ==========        ==========

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)

Years Ended December 31, 1999, 1998 and 1997

                                             Year Ended December 31,
                                       1999          1998           1997

Balance at beginning of year       $2,299,738     $6,521,108     $5,519,500
Additions during year
Advances on existing loans                  -         67,338        295,258
Other recoveries                            -              -        709,151
                                   ----------     ---------      -----------
Total additions                             -         67,338      1,004,409
                                   ----------     ---------      -----------
Deductions during year
Collection of principal               525,000      3,815,739          2,801
Write off principal against
the allowance                               -        226,489              -
Reclassification to
notes receivable                            -        246,480              -
                                    ---------     ----------      ---------
Total deductions                      525,000      4,288,708          2,801
                                    ---------     ----------     ----------
BALANCE AT END OF YEAR             $1,774,738     $2,299,738     $6,521,108
                                    =========     ==========     ==========