Form 10-Q
period 2000-03-31
MASTER REALTY PROPERTIES INC
filed 2000-05-26
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

MARCH 31, 2000

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

As of March 31, 2000, the Registrant had 23,400 shares of preferred stock and 1,256,916 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the March 31, 2000 unaudited financial statements was $14,474,005.




MASTER REALTY PROPERTIES, INC.
MARCH 31, 2000 FORM 10-Q
INDEX


Part I: Financial Information

Financial Statements

A.Condensed Consolidated Balance Sheets as of
March 31, 2000 and December 31, 1999                           3-4

B. Condensed Consolidated Statements of
Operations for the Three Months Ended
March 31, 2000 and 1999.                                       5

C.  Condensed Consolidated Statements of
Changes in Stockholders' Equity for the Three
Months Ended March 31, 2000 and 1999                           6

D.  Condensed Consolidated Statements of Cash
Flows for the Three Months Ended March 31,
2000 and 1999.                                                7

Notes to the Condensed Consolidated Financial
Statements                                                 8-18

Management's Discussion and Analysis of
Financial Condition and Results of Operations             19-21

Signatures                                                   22

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2000 and December 31, 1999

                                           March 31,          December 31,
                                             2000                   1999

A S S E T S

CASH                                       $138,054           $390,089

RESTRICTED CASH                             214,347            261,495

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan
losses                                      722,775            722,775

NOTE RECEIVABLE                             238,642            235,225

PROPERTY HELD FOR INVESTMENT              1,007,651          1,007,651

INVESTMENT IN REAL ESTATE PARTNERSHIPS      482,137            692,137

ACCOUNTS RECEIVABLE - OTHER               1,078,916          1,041,709

ACCOUNTS RECEIVABLE RELATED PARTY           790,490            760,490

PROPERTY AND EQUIPMENT, at cost less
accumulated depreciation                 39,727,534         39,777,094

OTHER ASSETS                              1,146,887          1,135,325
                                         ----------         ----------
TOTAL ASSETS                            $45,547,433        $46,023,990

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
March 31, 2000 and December 31, 1999

                                          March 31,       December 31,
                                           2000              1999
L I A B I L I T I E S

NOTES PAYABLE                          $29,602,991        $30,285,413

OTHER LIABILITIES                        1,105,429          1,082,471
                                       -----------        -----------
TOTAL LIABILITIES                       30,708,420         31,367,884
                                       -----------        -----------
MINORITY INTEREST IN SUBSIDIARIES          311,980            310,873
                                       -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 14)

S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
Convertible preferred stock,
par value $.01, liquidation
preference up to 5% of the
Company's net assets,
authorized 1,000,000 shares.                  234                 284

Common stock, par value $.01,
authorized 8,500,000 shares.               12,569              12,158

Capital in excess of par               42,138,956          41,869,942

Retained (Deficit) Earnings           (27,624,726)        (27,537,051)
                                      ------------        ------------
TOTAL STOCKHOLDERS' EQUITY             14,527,033          14,345,233
                                      ------------        ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $45,547,433         $46,023,990
                                      ============        ============

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2000, and 1999

                                         2000                  1999
REVENUES
Rental Income                        $    945,604         $   911,870
Hotel Income                              418,500             525,694
Interest and fees on
mortgage loans                             10,178              25,034
Other income                              137,773              25,514
                                     ------------         ------------
TOTAL REVENUES                       $  1,512,055         $ 1,488,112
                                     ------------         ------------
EXPENSES
Loan Servicing Fees                         3,583               3,915
Rental expenses                           418,568             396,986
General and administrative expenses       106,489              90,535
Legal and accounting                       86,552              69,745
Payroll and employee benefits             149,863             152,290
Depreciation and amortization             289,181             338,146
Interest expense                          546,601             670,602
                                    -------------         -----------
TOTAL EXPENSES                          1,600,387           1,722,219
                                    -------------         -----------
MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                  (1,107)             (1,193)
                                    -------------         ------------
NET INCOME (LOSS)                   $     (87,675)        $  (232,914)
                                    =============         ============
EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                   (0.0028)             (0,0074)
                                          ========             ========

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2000 and 1999


                           PREFERRED       PREFERRED     COMMON     COMMON
                             STOCK            STOCK       STOCK     STOCK
                             SHARES          AMOUNT       SHARES    AMOUNT


Balances, 12-31-98          $35,925          $359      1,187,804   $11,878

Debenture Conversion
to Stock                                                  14,956       150
                            -------        -------    ----------   -------
Balances, March 31, 1999    35,925           359       1,202,760    12,028
                            =======        =======    ==========   =======
Balances, December 31, 1999 28,425           284       1,215,809    12,158

Debenture Conversion to Stock                             36,082       361

Preferred converted
to Common                  (5,025)          (50)           5,025        50

Net income for the period
                          --------         -------     ---------    ------
Balances, March 31, 2000   23,400           234        1,256,916    12,569
                           =======          ======     =========    ======

                           CAPITAL
                           IN EXCESS      UNDISTRIBUTED      TOTAL
                            OF PAR          EARNINGS     STOCKHOLDERS'
                             VALUE         (DEFICIT)        EQUITY

Balances, 12-31-98        $41,760,211   $(27,134,491)    $14,637,957

Adjustment to reverse
stock split                      (961)                          (961)

Debenture Conversion
to Stock                      111,528                        111,678

Net income for the period                   (232,914)       (232,914)
                           ----------     -----------     -----------
Balances, March 31, 1999   41,870,778    (27,367,405)     14,515,760
                           ==========    ============     ==========
Balances, 12-31-1999       41,869,842    (27,537,051)     14,345,233

Debenture Conversion to Stock 269,114                        269,475

Preferred converted to Common                                      -

Net income for the period                    (87,675)        (87,675)
                          -----------   -------------   -------------
Balances, March 31, 2000  $42,138,956   $(27,624,726)   $(14,527,033)
                          ===========   =============   =============
MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2000 and 1999

                                             2000            1999
                                            -------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $   (87,675)    $   (232,914)
Adjustments to reconcile net
income to net cash
provided by (used in)
operating activities
Depreciation and amortization              289,181           320,751
Minority interest                            1,107              (329)
Accounts receivable                        (67,207)            8,229
Other assets, net                          (73,517)         (145,122)
Other liabilities                           22,958            11,292
NET CASH PROVIDED BY (USED IN)            --------          ---------
  OPERATING ACTIVITIES                      84,847           (38,093)
                                          --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase mortgage notes receivable               0            (9,865)
Net change in real estate partnerships     210,000              (265)
Net change in note receivables              (3,417)          190,396
Net change in fixed assets                 177,666          (402,382)
                                          --------          ---------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                        28,917          (222,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Costs of Debentures converted to Stock           7              (961)
Net change in notes payable               (412,954)          705,064
                                          --------           -------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                      (412,947)          704,103
                                          --------          --------
NET INCREASE (DECREASE) IN CASH           (299,183)          443,894

CASH, BEGINNING OF PERIOD                  651,584         1,795,718
                                        ----------       -----------
CASH, END OF PERIOD                     $  352,401       $ 2,239,612
                                        ==========       ===========

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


MASTER REALTY PROPERTIES, INC.
 AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Summary of significant accounting policies

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statementS reflect all adjustments consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Master Realty Properties, Inc. and Subsidiaries as of March 31, 2000 and December 31, 1999, and the results of their operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1999 condensed consolidated financial statements were derived from Master Realty Properties, Inc. and Subsidiaries audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The preparation of financial statement in conformity with generally Accepted accounting principles requires management to make estimates And assumptions that affect the amounts reported in the financial Statements and accompanying notes. Actual results could differ
From those estimates.

(2)Restricted cash and escrows

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

                              March 31, 2000           December 31,1999

Debt service reserve                $162,654             $160,492
Capital expenditure reserve           18,335               77,611
Impound costs sub-account             33,358               23,392
                                    --------             ---------
Total restricted cash and escrows   $214,347             $261,495
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

(3)Mortgage note receivable


                                           March 31,       December 31,
                                             2000               1999

Mortgage note receivable,
partially-earning                       $1,774,738        $1,774,738
Allowance for losses                    (1,051,963)       (1,051,963)
                                        -----------       -----------
Net mortgage note receivable           $   722,775        $  722,775
                                        ==========        ==========

As of December 31, 1999 and March 31, 2000, mortgage note receivable consists of one mortgage note collateralized by an Office Building located in the Historic Garment District of Downtown Kansas City, Missouri. The Company has initiated procedures to buy out the Partnership holding the collateral and convert its note to equity. The buyout is subject to approval of the Land Clearance for Redevelopment Authority of Kansas City who holds a lien on the property in favor of Soho Office Center Project Series 1996 Bonds in the original amount of $2,655,000. The Company has applied for approval, and expects to receive such approval during 2000. Due to the probable conversion of the note to an equity interest in the underlying collateral, no estimate has been made of the scheduled maturities of the mortgage note receivable over the next five years and thereafter. Due to the uncertainty of future collections and possible foreclosures, it is not practicable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.

(4)Property held for investment


                                          March 31,      December 31,
                                            2000             1999
Non-earning, land in New Mexico          $901,688         $901,688
Vacant residential building lots
- Missouri                                105,963          105,963
                                         ---------        --------
                                       $1,007,651       $1,007,651
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

(5)Investment in real estate entities

Investment in real estate partnerships and limited liability companies accounted for on the equity method consists of the following:

                                                 Ownership Percentage at
                                    Ownership             March 31,
Name                                 Interest        2000          1999

OPP IX, Limited Partnership          Limited           -           25.12
OPP X, Limited Partnership           Limited           -            2.3
Historic Suites of America - KC      Limited         19.8          19.8
Wellington, L.L.C.                   Member          20.0             -
B & F Properties, L.P.               General       0.0099             -
MRP Historic Development Company     General         33.3             -

During November 1999, the Company sold its investments in OPP IX and OPP X Limited Partnerships to the Company's President for an amount approximating the Company's carrying value for the investments. The aggregate sales proceeds was $191,173. No gain or loss was incurred on the sale.

During May 1999, the Company acquired a 20 percent ownership interest in Wellington L.L.C., a limited liability company, for a capital contribution of $401,250. Wellington L.L.C. holds a 99.0 percent limited partnership interest in Foxridge L.P. (Foxridge). Foxridge currently owns an apartment complex known as the "Wellington Club Apartments" located in Johnson County,Kansas.

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

The Company has recorded its pro-rata 33.33 percent portion of development Fees accrued on this project and owed to the Partnership. The Company's Equity in earnings of the Partnership for the year ended December 31, 1999 Was recorded as other income in the amount of $289,280.

(6)Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:


                                          March 31,      December 31,
                                            2000            1999

Ramada Inn- Phoenix, Arizona             $310,417         $280,417
Ramada Inn - Euless, Texas                392,453          392,453
Historic Suites - Kansas City,
Missouri                                   87,620           87,620
                                        ---------         --------
Total                                    $790,490         $760,490
                                        =========         ========
(7)Property and equipment


                                         March 31,       December 31
                                           2000             1999
Cost
Land and land improvements             $6,816,160       $6,326,999
Building and building improvements     31,673,579       31,950,335
Furniture and equipment                 2,871,857        2,805,469
Assets not yet in service               3,343,640        3,411,986
                                       ----------       ----------
Total cost                             44,705,236       44,494,789
Accumulated depreciation               (4,977,702)      (4,717,695)
                                       ----------       -----------
Net property, plant and equipment     $39,727,534      $39,777,094
                                      ===========      ===========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the period ended March 31, 2000 and 1999 was $260,029 and $260,008 respectively.

(8)Notes payable


                                       March 31,       December 31,
                                         2000              1999

Salomon Brothers mortgage note        $19,040,085      $19,119,204

Salomon Brothers Mezzanine note           876,458          939,802

Convertible subordinated debentures     1,032,124        1,383,446

ITLA mortgage note                      4,900,000        4,900,000

Hillcrest Bank Note #3                  1,084,232          558,872

Hillcrest Bank Note #4                          -          480,000

Hillcrest Bank Note #5                    480,000          480,000

Hillcrest Bank Note #6                    154,159          450,000

Hillcrest Bank Note #7                    800,000          800,000

Hillcrest Bank Note #8                     80,000                -

Unsecured alternative treatment note    1,017,444        1,017,444

Unsecured non-interest bearing
note payable                               51,692           61,906

Real estate tax notes                      61,238           67,521

Hotel van loan                             25,559           27,218
                                       ----------       ----------
Total notes payable                   $29,602,991      $30,285,413
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

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6 percent per annum. Interest accrues semiannually on January 1 and July 1 of each year. The outstanding balance as of March 31, 2000 and December 31, 1999 consists of principal of $713,285 and $982,704 and accrued interest of $318,839 and $400,742, respectively. Although the securities mature December 2003, the securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior indebtedness is to be paid in full before holders of the securities are to be paid any principal or interest. As a result, management does not anticipate that the securities will be paid at the date of maturity. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $7.4667/share (after reverse and forward stock split) as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the period ended March 31, 2000 and March 31, 1999 amounted to $92,539 and $31,828, respectively.

ITLA mortgage note - mortgage note payable (first mortgage note) with monthly interest only payments based on a 8.75 percent for the first twelve months and then monthly principal and interest payments with interest determined quarterly based on LIBOR plus 3.75 percent and principal payments based on a 25 year amortization period. This note matures April 1, 2009.

Hillcrest Bank note #3 - Line of credit, with maximum aggregate principal amount of $480,000, with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments of interest are required until maturity on October 1, 2000, at which time any unpaid accrued interest and principal are due. The note is collateralized by a commercial property located in Rivermarket area Kansas City, Missouri, a vacant lot, assignment of rents, furniture and fixtures, and a full payment guaranty by the Company. On October 1, the note was increased to $1,200,000. The proceeds from this note will be used for construction costs on the collateralized building.

Hillcrest Bank note #4 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at Wall Street prime interest plus 1 percent. Monthly payments on interest only are required until maturity at April 1,2000. This note is collateralized by a building located in Downtown Kansas City, Missouri. This note was paid in full in March, 2000 as part of a transfer of the building to a development partnership.

Hillcrest Bank note #5 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at Wall Street prime interest plus 1 percent. Monthly payments on interest only are required until maturity at May 1, This note is collateralized by a building located in Kansas City, Missouri. This note was paid in full in May,2000 as part of a transfer of the building to a development partnership.

Hillcrest Bank note #6 - Line of credit, with maximum aggregate principal amount of $450,000 with interest at the Wall Street Prime Interest Rate plus 1 percent. Monthly payments on interest only are required until maturity at May 1, 2000. This recourse note was collateralized by an earnout agreement related to the ITLA mortgage note due at the earlier of he payout of the earnout or May 2000. Subsequent to December 31, 1999, the Company paid down $290,000 on this obligation and the terms changed to a 3 year amortization period through December 2002.

Hillcrest Bank note #7 - Line of credit, with maximum aggregate principal amount of $800,000 with interest at Wall Street prime interest plus 1 percent. Monthly payments of interest only are required until maturity at September 1, 2000. This note is collateralized by a building located in Downtown Kansas City, Missouri.

Hillcrest Bank note #8 - Line of credit with maximum principal amount of $80,000 with interest at Wall Street prime plus 1 percent. Monthly payments of interest only are due until maturity at March 1, 2001. This note is collateralized by a building in downtown Kansas City, Missouri.

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

Real estate tax note - Unsecured note payable consisting of an agreement with the taxing authorities for delinquent real estate taxes on a foreclosed property with interest imputed at 9 percent and monthly payments of $3,220.30 until maturity on August 15, 2002

Hotel van loan - 9.25 percent and 8.75 percent notes payable, collateralized by vehicles, payable in aggregate monthly installments of $1,445 through May 2001, and $646 through September 2001.

(9)Other liabilities

Other liabilities consists of the following:

                                     March 31,            December 31,
                                       2000                   1999
Interest Payable                     $177,948               $179,249
Accounts payable                      658,319                556,477
Accrued bonus pool                          -                 68,744
Other liabilities                     269,162                278,001
                                     --------              ---------
Totals                             $1,105,429             $1,082,471

(10) Common and Preferred Stock and Paid in Capital.

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

(11) Extraordinary item

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

Factors management used to identify the enterprise's reportable segments The Company's reportable segments are strategic business units that are in distinct markets consistent with the Company's long-range strategic business plan. They are managed separately because each business requires different management practices.


The following table illustrates information concerning segment profit or loss and segment assets:

Period Ended March 31, 2000

                                                Residential      Assets
                                 Hotel            mixed use       For
                                Leasing          Properties    Restructure

Revenues from external
Customers                      $418,500         $903,296        $52,426
Interest revenue                    793                -          3,433
                               --------         --------        -------
Total revenues                 $419,293         $903,296        $55,859
                               ========         ========        =======
Percentage of segment
revenues to total                    28               60              4
Interest expense                247,414          225,092              -
Depreciation and
Amortization                    204,714           66,917          6,851
Other expenses                    3,275          366,959         36,856
Segment profit (loss)           (36,110)        (244,328)        12,152
Percentage of segment
profit (loss) to total               41             -279            -14

March 31, 2000

Segment assets              $18,908,677      $20,585,708     $2,863,499
Percentage of segment
assets to total                      42               45              6
Expenditures for
segment assets                   47,765          588,178         75,241

Period Ended March 31, 2000

                                 All
                                Other              Total

Revenues from external
Customers                     $127,655       $1,501,877
Interest revenue                 5,952           10,178
                              --------       ----------
Total revenues                $133,607       $1,512,055
                              ========       ==========
Percentage of segment
revenues to total                    9              100
Interest expense                74,095          546,601
Depreciation and
Amortization                    10,699          289,181
Other expenses                 356,858          763,948
Segment profit (loss)         (308,045)         (87,675)
Percentage of segment
profit (loss) to total             351              100

March 31, 2000

Segment assets              $3,189,549      $45,547,433
Percentage of segment
assets to total                      7              100
Expenditures for
segment assets                  60,892          772,076


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

Period Ended March 31, 2000

                                                Residential      Assets
                                 Hotel            mixed use       For
                                Leasing          Properties    Restructure

Net income                     $(36,110)         $244,328         $12,152

Add: Minority interest            1,107                 -               -

Add: Depreciation and amortization
of real estate assets           204,714            66,917           6,851
                               --------          ---------        --------
Funds from operations          $169,711          $311,245         $19,003
                               ========          ========         =======
Period Ended March 31, 2000

                                 All
                                Other              Total

Net income                    $(308,045)         $(87,675)

Add: Minority interest                -             1,107

Add: Depreciation and amortization
of real estate assets           10,699            289,181

Less: Accrued Interest forgone on
converted debentures           (92,539)           (92,539)
                              ---------         ----------
Funds from operations        $(389,885)          $110,074
                             ==========         ==========
(13) Commitments and contingencies

Guaranty:

The Company is contingently liable as a guarantor on Industrial Revenue Bonds (IRB's) (Soho Office Center Project) Series 1996 between the Land Clearance for Redevelopment Authority of Kansas City (the Issuer) and Soho Office Center, L.P. (the borrower) in the amount of $2,655,000. The Series 1996 bonds were reissued to pay amounts due to the Company on Series 1984 Bonds. The Company entered into the Guarantor Agreement to effectuate the transaction whereby these funds would be available to the Company. The Company has pledged collateral to secure the guaranty. The collateral consists of the Company's Deed of Trust and Security Agreement executed by the borrower in favor of the Company on the Series 1984 Bonds, and assignment on a ratable basis of General Partnership Interest of River Market Venture, Inc. (a wholly owned subsidiary of the Company) in River Market Venture I, L.P. The Company is completing negotiations to acquire Soho Office Center project.

Minimum rents:

The Company receives income on commercial and residential properties under noncancelable operating lease agreements expiring through 2001 in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1998 are as follows:

Years Ended December 31,


2000                     $2,167,143
2001                      1,098,960
2002                        983,010
2003                        561,761
2004                        463,656
Thereafter                  882,382
                         -----------
Total                    $6,156,912
                         ==========

Year 2000 Management:

In order to address the computer industry's "Year 2000" problem, the Company upgraded its accounting software and network server. Management incurred limited costs for this upgrade. The Company determined that the company that managed the Hotels were in compliance for "Year 2000" issues.


MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, unless otherwise stated)

Background:

The following discussion compares historical results of operation for the three months ended March 31, 2000 and 1999. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this report.

The Company

The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these properties either directly or through subsidiaries or partnerships.

Results of Operations

Three Month Period Ended March 31, 2000 Compared with Three Month Period Ended March 31, 1999.

Rental Properties

Revenue from rental properties increased by $33,734 from $911,870 at March 31, 1999 to $945,604 at March 31, 2000. This increase was due to the increases in rental rates in all of the Properties.

Rental expenses increased from $396,986 at March 31, 1999 to $418,568 at March 31, 2000. This increase of $21,582 was due to increased real estate taxes on one property which came off tax abatement in 1999.

Funds from operations from rental properties was $311,245 at March 31, 2000 compared to $339,871 at March 31, 1999.

Hotel Properties

Revenues from hotel lease income decreased by $107,194 from $525,694 at March 31, 1999 to $418,500 for March 31, 2000. This decrease was due to the elimination of percentage rent and the disposition of the Company's hotel in Wichita, Kansas. The Company disposed of the Wichita hotel in September, 1999. The Company acquired this hotel as part of a workout between the lender and its former borrower. The Company implemented new management and funded capital improvements to reposition the hotel. However, a significant decline in room demand in Wichita due to the relocation of two companies' international headquarters devastated the Wichita hotel market. The Company had no choice but to negotiate a transfer of the hotel back to the lender. The disposition of the property resulted in a loss on the asset transfer of $5,654,395 and an extraordinary gain on the debt discharge of $4,789,488 in 1999.

Funds from operations from Hotels was $169,710 at March 31, 2000 compared to $131,192 at March 31, 1999.

Other Revenues and Expenses

The Company continued to receive interest income on its remaining real estate loans. The decrease in the amount received of $14,856 from March 31, 1999 to March 31, 2000 was due to the decline in mortgage notes receivable of the Company.

The Company had a $15,954 increase in general and administrative expenses for March 31, 2000 compared to March 31, 1999. This increase was attributable to increased franchise tax cost and general increases in costs.

Interest expense decreased by $124,001 from $670,602 at March 31, 1999 to $546,601 at March 31, 2000. This decrease was due to the disposition of the Wichita hotel in September, 1999.

Liquidity and Capital Resources

The Company had a deficit in cash flow from both the operating and financing activities which represented the payment of Company liabilities.

The Company had an increase in cash flows from its investing activities related to partnership and asset acquisitions.

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


The following reflects the FFO of the Company for the periods ended March 31, 2000 and 1999.


                                  March 31, 2000         March 31, 1999
Net Income (Loss)                       $(87,675)            $(232,914)
Add partnership interest                   1,107                 1,193
Add minority interest                                             (744)
Less partnership investment income
                                       ----------            ----------
Income before minority interest          (86,568)             (232,465)
Add depreciation and amortization of real
estate assets                            289,181               320,751
Less Non-Recurring Items:
Accrued interest expense forgone on
converted debentures                     (92,539)

Gain on sale of assets                                         (31,828)
                                      -----------           -----------
Funds from operations                   $110,074               $56,458
                                      ===========           ===========

SIGNATURES

Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 15, 2000 MASTER REALTY PROPERTIES, INC.




By:
John J. Bennett, Chairman
(Principal Executive Officer)





Thomas H. Trabon, Executive Vice President and Chief Financial Officer