Form 10-Q
period 2000-06-30
MASTER REALTY PROPERTIES INC
filed 2000-08-18
CIK 835712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:

JUNE 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to

Commission File Number 33-22805


MASTER REALTY PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware 48-1056392
(State of jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

410 W. 8th Street
Kansas City, Missouri
(Address of principal offices)
64105
(Zip Code)

Registrant's telephone number, including area code: (816) 474-9333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of June 30, 2000, the Registrant had 23,400 shares of preferred stock and 1,261,316 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the June 30, 2000 unaudited financial statements was $14,251,828.


MASTER REALTY PROPERTIES, INC.
JUNE 30, 2000 FORM 10-Q
INDEX


Part I: Financial Information

Financial Statements


A.Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31,
1999                                                                 3-4
B.Condensed Consolidated Statements of Operations for the Three Months Ended
June 30, 2000 and 1999.                                                5
C.Condensed Consolidated Statements of Operations for the Six Months Ended
June 30, 2000 and 1999.                                                6
D.Condensed Consolidated Statements of Changes in Stockholders' Equity
for the Six Months Ended June 30, 2000 and 1999                        7
E.Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2000 and 1999.                                          8
Notes to the Condensed Consolidated Financial Statements            9-20

Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                      21-22
Signatures                                                            23

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2000 and December 31, 1999

                                        June 30,     December 31,
                                         2000            1999
                           ASSETS

CASH                                  $497,806       $390,089

RESTRICTED CASH                      1,083,722        261,495

MORTGAGE NOTES RECEIVABLE,
net of allowance for loan losses       722,775        722,775

NOTE RECEIVABLE                        232,119        235,225

PROPERTY HELD FOR INVESTMENT         1,007,651      1,007,651

INVESTMENT IN REAL ESTATE
PARTNERSHIPS                           579,803       692,137

ACCOUNTS RECEIVABLE - OTHER          1,077,831     1,041,709

ACCOUNTS RECEIVABLE RELATED PARTY    1,215,599       760,490

PROPERTY AND EQUIPMENT, at cost
less accumulated depreciation       38,150,179    39,777,094

OTHER ASSETS                         1,144,642     1,135,325
                                    ----------     ---------
TOTAL ASSETS                        45,712,127    46,023,990
                                    ==========    ==========

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
June 30, 2000 and December 31, 1999



                                     June 30,    December 31,
                                      2000            1999
                       LIABILITIES

NOTES PAYABLE                    $30,283,112      $30,285,413

OTHER LIABILITIES                    863,654        1,082,471

TOTAL LIABILITIES                 31,146,766       31,367,884
                                  ----------       ----------
MINORITY INTEREST IN SUBSIDIARIES    313,533          310,873
                                  ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 13)


                  STOCKHOLDERS' EQUITY

CAPITAL CONTRIBUTED
Convertible preferred stock,
par value $.01, liquidation
preference up to 5% of the
Company's net assets,
authorized 1,000,000 shares.            234               284

Common stock, par value $.01,
authorized 8,500,000 shares.         12,613            12,158

Capital in excess of par         42,171,856        41,869,842

Retained Deficit                (27,932,875)      (27,537,051)
                                ------------      ------------
TOTAL STOCKHOLDERS' EQUITY       14,251,828        14,345,233
                                ------------      ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             45,712,127        46,023,990
                                ============      ============



MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30, 2000, and 1999


                                                  June 30,
                                           2000                 1999
                                     --------------        -------------
REVENUES
Rental Income                        $   970,482          $   942,420
Hotel Income                             418,500              496,000
Interest and fees on mortgage loans        9,843               14,625
Other income                              14,041               31,341
                                     -----------          -----------
TOTAL REVENUES                         1,412,866            1,484,386
                                     -----------          -----------
EXPENSES
Loan Servicing Fees                        3,581                3,913
Rental expenses                          437,552              415,384
General and administrative expenses       96,438              128,385
Legal and accounting                      67,505               70,708
Payroll and employee benefits            146,761              168,951
Depreciation and amortization            401,463              352,980
Interest expense                         569,269              693,897
                                      ----------            ---------
TOTAL EXPENSES                         1,722,569            1,834,218
                                      ----------            ---------
MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                 (1,554)               6,596
                                      ----------            ---------
NET LOSS                             $  (308,149)            (356,428)
                                      ==========            =========
LOSS PER COMMON AND COMMON
EQUIVALENT SHARE                        $(0.2240)            $(0.2591)

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30, 2000, and 1999

                                                  June 30,
                                          2000                  1999
                                      -----------            ----------
REVENUES
Rental Income                        $1,916,086             $1,854,290
Hotel Income                            837,000              1,021,694
Interest and fees on mortgage loans      20,021                 39,659
Other income                            151,814                 56,855
                                     ----------             ----------
TOTAL REVENUES                        2,924,921              2,972,498
                                      ---------             ----------
EXPENSES
Loan Servicing Fees                       7,163                  7,828
Rental expenses                         856,120                812,370
General and administrative expenses     202,927                218,920
Legal and accounting                    154,057                140,453
Payroll and employee benefits           296,624                321,241
Depreciation and amortization           690,644                691,126
Interest expense                      1,115,870              1,364,499
                                     ----------              ---------
TOTAL EXPENSES                        3,323,405              3,556,437
                                     ----------              ---------
MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                (2,660)                 5,403
                                      ----------             ---------
NET LOSS                              $(395,824)             $(589,342)
                                      ==========            ==========
LOSS PER COMMON AND COMMON
EQUIVALENT SHARE                      $(0.2877)              $(0.4284)

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

Six Months Ended June 30, 2000 and 1999

                           PREFERRED       PREFERRED     COMMON     COMMON
                             STOCK            STOCK       STOCK     STOCK
                             SHARES          AMOUNT       SHARES    AMOUNT


Balances, 12-31-98           35,925          $359      1,187,804   $11,878

Debenture Conversion
to Stock                                                  14,956       150
                            -------        -------    ----------   -------
Balances, June 30, 1999     35,925           359       1,202,760    12,028
                            =======        =======    ==========   =======
Balances, December 31, 1999 28,425           284       1,215,809    12,158

Debenture Conversion to Stock                             40,482       405

Preferred converted
to Common                  (5,025)          (50)           5,025        50

Net income for the period
                          --------         -------     ---------    ------
Balances, June 30, 2000     23,400           234        1,261,316    12,613
                           =======          ======     =========    ======

                           CAPITAL
                           IN EXCESS      UNDISTRIBUTED      TOTAL
                            OF PAR          EARNINGS     STOCKHOLDERS'
                             VALUE         (DEFICIT)        EQUITY

Balances, 12-31-98        $41,760,211   $(27,134,491)    $14,637,957

Adjustment to reverse
stock split                      (962)                          (962)

Debenture Conversion
to Stock                      111,004                        111,154

Net income for the period                   (589,342)       (589,342)
                           ----------     -----------     -----------
Balances, June 30, 1999    41,870,253    (27,723,833)     14,158,807
                           ==========    ============     ==========
Balances, 12-31-1999       41,869,842    (27,537,051)     14,345,233

Debenture Conversion to Stock 302,014                        302,419

Preferred converted to Common                                      -

Net income for the period                   (395,824)       (395,824)
                          -----------   -------------   -------------
Balances, June 30, 2000  $42,171,856   $(27,932,875)   $(14,251,828)
                          ===========   =============   =============

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2000 and 1999

                                            2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $(395,824)       $589,342)
Adjustments to reconcile net income
to net cash Provided by (used in)
operating activities
Minority interest                            2,660           3,881
Depreciation and amortization              690,644         691,126
Accounts receivable                       (491,231)         (6,286)
Other assets, net                         (176,334)       (876,883)
Other liabilities,                        (334,323)         28,442
Interest payable                           115,506         350,892
                                          --------        --------
NET CASH USED IN
OPERATING ACTIVITIES                      (588,902)       (398,170)
                                          --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in real estate partnerships     112,334          (2,213)
Net change in note receivables               3,106         (12,365)
Net change in fixed assets               1,103,288      (2,318,662)
NET CASH PROVIDED BY (USED IN)          ----------      -----------
INVESTING ACTIVITIES                     1,218,728      (2,333,240)
                                        ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Costs of Debentures converted to Stock         (7)          (1,486)
Net change in notes payable                300,125       3,190,802
NET CASH PROVIDED BY                    ----------       ----------
FINANCING ACTIVITIES                       300,118       3,189,316
                                        ----------       ----------
NET INCREASE IN CASH                       929,944         457,906

CASH, BEGINNING OF PERIOD                  651,584       1,795,718
                                        ----------       ----------
CASH, END OF PERIOD                     $1,581,528      $2,253,624
                                        ==========      ==========
PART I

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


MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Summary of significant accounting policies

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Master Realty Properties, Inc.
and Subsidiaries as of June 30, 2000 and December 31, 1999, and the results of their operations and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1999 condensed consolidated financial statements were derived from Master Realty Properties, Inc. and Subsidiaries audited consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2) Restricted cash and escrows

The Company entered into a Cash Management, Collateral and Security Agreement (Cash Collateral Agreement), on December 19, 1997, as part of the First Mortgage Note and Mezzanine Note transactions. As a result, all cash received from the operations of the collateral pledged for the First
Mortgage Note, after December 19, 1997, is deposited into a central operating account. A monthly sweep of this account is used to fund, in priority, certain reserves and sub-accounts created pursuant to the Cash Collateral Agreement. All remaining funds, if any, are paid to the Company. The following reserves were established under this agreement and under a separate loan agreement related to the refinancing of a separate apartment project.

                                     June 30,           December 31,
                                      2000                   1999

Debt service reserve                 $165,013             $160,492
Escrowed Loan Proceeds                765,000                    -
Capital expenditure reserve            28,938               77,611
Impound costs sub-account             124,771               23,392
                                      -------              -------
Total restricted cash and escrows  $1,083,722             $261,495

Debt service reserve - This account was created to fund the First Mortgage Note debt service to the extent necessary. Withdrawals from this account occur only when there are insufficient funds in the central operating account to fully fund the First Mortgage Note debt service.

Escrowed Loan Proceeds - The Company escrowed $765,000 as part of the refinancing of one of its apartment complexes. The escrow is expected to be released in August 2000 when the Company expects to meet all of the escrow release terms.

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

(3) Mortgage note receivable


                                         June 30,        December 31,
                                           2000              1999
Mortgage note receivable,
partially-earning                      $1,774,738         $1,774,738
Allowance for losses                   (1,051,963)        (1,051,963)
                                       ----------         -----------
Net mortgage note receivable              722,775            722,775
                                       ==========         ===========

As of December 31, 1999 and June 30, 2000, mortgage note receivable consists of one mortgage note collateralized by an Office Building located in the Historic Garment District of Downtown Kansas City, Missouri. The Company has initiated procedures to buy out the Partnership holding the collateral and convert its note to equity. The buyout is subject to approval of the Land Clearance for Redevelopment Authority of Kansas City who holds a lien on the property in favor of Soho Office Center Project Series 1996 Bonds in the original amount of $2,655,000. The Company has applied for approval, and expects to receive such approval during 2000. Due to the probable conversion of the note to an equity interest in the underlying collateral, no estimate has been made of the scheduled maturities of the mortgage note receivable over the next five years and thereafter. Due to the uncertainty of future collections and possible foreclosures, it is not practicable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.


(4) Property held for investment


                                      June 30,         December 31,
                                        2000               1999
Non-earning, land in New Mexico     $   901,688        $   901,688
Vacant residential building lots
- Missouri                              105,963            105,963
                                    -----------        -----------
Total property held for investment  $ 1,007,651        $ 1,007,651
                                     ==========        ===========

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

(5) Investment in real estate entities

Investment in real estate partnerships and limited liability companies accounted for on the equity method consists of the following:

                                                     Ownership %
                                  Ownership          at June 30,
Name                               Interest          2000    1999

OPP IX, Limited Partnership        Limited             -    25.12
OPP X, Limited Partnership         Limited             -      2.3
Historic Suites of America - KC    Limited            19.8   19.8
Wellington, L.L.C.                  Member            20.0      -
B & F Properties, L.P.             General          0.0099      -
MRP Historic Development Company   General            33.3      -
EBT Limited Partnership            General             .01      -
Campbell Paint, L.P.               General             .01      -
R & S Partners, L.P.               General             .01      -

During November 1999, the Company sold its investments in OPP IX and OPP X Limited Partnerships to the Company's President for an amount approximating the Company's carrying value for the investments.
The aggregate sales proceeds was $191,173. No gain or loss was incurred on the sale.

During May 1999, the Company acquired a 20% ownership interest in Wellington L.L.C., a limited liability company, for a capital contribution of $401,250. Wellington L.L.C. holds a 99.0% limited partnership interest in Foxridge L.P. (Foxridge). Foxridge currently owns an apartment complex known as the "Wellington Club Apartments" located in Johnson County, Kansas.

During November 1999, the Company entered into a Limited Partnership agreement with B & F Properties, L.P. The Company received an allocation of Missouri Historic Tax Credits from the Partnership which it sold for a gain of $918,167. Subsequent to year end the Company contributed the cash to the partnership in the form of a capital contribution. This capital contribution will give the Company a General Partner interest of 0.0099%. The Company will receive 0.0099% of available cash flow in Years 1 through 5, and 89.999% thereafter. The limited partners have an option after the first five years to have B & F Properties, L.P. redeem their partnership interests in accordance with the buy out formula specified in the partnership agreement.

During 1999, the Company acquired a 33.33% General Partnership interest in MRP Historic Development Company for a capital contribution of $100. The partnership was formed for the purpose of owning, developing, managing, leasing, and operating real estate property. The initial property and project for the partnership is the development and management of the property owned by B & F Properties L.P. known as Soho IV Apartments. The Company has recorded its pro-rata 33.33% portion of development fees accrued on this project and owed to the Partnership. The Company's equity in earnings of the Partnership for the year ended December 31, 1999 was recorded as other income in the amount of $289,280.

In March 2000 the Company entered into a limited partnership agreement with EBT Limited Partnership as the Partnership's General Partner. The
Partnership is redeveloping a historic building at 16th and Walnut in the downtown crossroads district of Kansas City, Missouri. The Company will be allocated state historic tax credits which the Company has contracted to sell. The proceeds from this sale will be contributed to the capital of the partnership. The limited partners have an option after five years to have the Company acquire their partnership interest based on a buy out formula.


In April 2000 the Company entered into a limited partnership agreement with Campbell Paint, L.P. as the Partnership's General Partner. The Partnership is redeveloping a historic building at 16th and Walnut in the downtown crossroads district of Kansas City, Missouri. The Company will be allocated state historic tax credits which the Company has contracted to sell. The proceeds from this sale will be contributed to the capital of the partnership. The limited partners have an option after five years to have the Company acquire their partnership interest based on a buy out formula.


In April 2000 the Company entered into a limited partnership agreement with R & S Partners, L. P. as the Partnership's General Partner. The Partnership is redeveloping a historic building at 9th and Broadway in the downtown Kansas City, Missouri. The Company will be allocated state historic tax credits which the Company has contracted to sell. The proceeds from this sale will be contributed to the capital of the partnership. The limited partners have an option after five years to have the Company acquire their partnership interest based on a buy out formula.


(6) Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:


                                            June 30,       December 31,
                                             2000              1999
Ramada Inn- Phoenix, Arizona             $  459,168        $  280,417
Ramada Inn - Euless, Texas                  552,147           392,453
Historic Suites - Kansas City, Missouri     154,484            87,620
Embassy Hotel Management                     49,800                 -
                                         ----------        ----------
Total                                    $1,215,599        $  760,490
                                         ==========        ==========
(7) Property and equipment

                                            June 30,       December 31,
                                              2000             1999

Cost
Land and land improvements                 $6,816,160       $6,326,999
Building and building improvements         31,874,801       31,950,335
Furniture and equipment                     2,966,824        2,805,469
Assets not yet in service                   1,733,716        3,411,986
                                           ----------        ---------
Total Cost                                 43,391,501       44,494,789
Accumulated depreciation                   (5,241,322)      (4,717,695)
                                           ----------       ----------
Net property, plant and equipment          38,150,179       39,777,094
                                           ==========       ==========

Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the period ended June 30, 2000 and 1999 was $523,627 and $302,266 respectively.


(8) Notes payable


                                            June 30,        December 31,
                                              2000              1999
Salomon Brothers mortgage note             $18,963,350      $19,119,204

Salomon Brothers Mezzanine note                813,114          939,802

Convertible subordinated debentures            997,531        1,383,446

ITLA mortgage note                                  -         4,900,000

Morgan Guarantee Trust Mortgage note         6,390,000                -

Hillcrest Bank Note #3                       1,210,157          558,872

Hillcrest Bank Note #4                               -          480,000

Hillcrest Bank Note #5                               -          480,000

Hillcrest Bank Note #6                         142,612          450,000

Hillcrest Bank Note #7                              -           800,000

Hillcrest Bank Note #8                          80,000                -

Unsecured alternative treatment note         1,017,195        1,017,444

Unsecured non-interest bearing note payable     51,692           61,906

FNB of Medicine Lodge note                     500,000                -

Real estate tax note                            54,956           67,521

Hotel van loans                                 62,505           27,218
                                             ---------        ---------
Total notes payable                        $30,283,112      $30,285,413
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

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6% per annum. Interest accrues semiannually on January 1 and July 1 of each year. The outstanding balance as of June 30, 2000 and December 31, 1999 consists of principal of $680,341 and $982,704 and accrued interest of $317,190 and $400,742, respectively. Although the securities mature December 2003, the securities are subordinate and junior in right of payment to all senior indebtedness of the Company (which includes all collateralized debt of the Company). Senior indebtedness is to be paid in full before holders of the securities are to be paid any principal or interest. As a result, management does not anticipate that the securities will be paid at the date of maturity. At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $7.4667/share (after reverse and forward stock split) as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the period ended June 30, 2000 and June 30, 1999 amounted to $92,539 and $31,828, respectively.

ITLA mortgage note - Mortgage note payable (first mortgage note) with monthly interest only payments based on a 8.75% for the first twelve months and then monthly principal and interest payments with interest determined quarterly based on LIBOR plus 3.75% and principal payments based on a 25 year amortization period. This note was paid in full in June, 2000.

Morgan Guarantee Trust Mortgage Note - Mortgage note payable of June 2000 with monthly principal and interest payments of $47,423.20 based on an interest rate of 8.12% and a 30 year amortization. This note matures on July 1, 2030. This note is collateralized by commercial, residential and parking properties in the Garment District of Kansas City, Missouri.

Hillcrest Bank note #3 - Line of credit, with maximum aggregate principal amount of $480,000, with interest at the Wall Street Prime Interest Rate plus 1%. Monthly payments of interest are required until maturity on October 1, 2000, at which time any unpaid accrued interest and principal are due. The note is collateralized by a commercial property located in Rivermarket area Kansas City, Missouri, a vacant lot, assignment of rents, furniture and fixtures, and a full payment guaranty by the Company.
On October 1, the note was increased to $1,210,157. The proceeds from this note will be used for construction costs on the collateralized building.

Hillcrest Bank note #4 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at Wall Street prime interest plus 1%. Monthly payments on interest only are required until maturity at April 1, 2000. This note is collateralized by a building located in downtown Kansas City, Missouri. This note was paid in full in March 2000 as part of a transfer of the building to a development partnership.

Hillcrest Bank note #5 - Line of credit, with maximum aggregate principal amount of $480,000 with interest at Wall Street prime interest plus 1%. Monthly payments on interest only are required until maturity at May 1, 2000. This note is collateralized by a building located in Kansas City, Missouri. This note was paid in full in May 2000 as part of a transfer of the building to a development partnership.

Hillcrest Bank note #6 - Line of credit, with maximum aggregate principal amount of $450,000 with interest at the Wall Street Prime Interest Rate plus 1%. Monthly payments on interest only are required until maturity at May 1, 2000. This recourse note was collateralized by an earnout agreement related to the ITLA mortgage note due at the earlier of the payout of the earnout or May 2000. Subsequent to December 31, 1999, the Company paid down $290,000 on this obligation and the terms changed to a 3 year amortization period through December 2002.

Hillcrest Bank note #7 - Line of credit, with maximum aggregate principal amount of $800,000 with interest at Wall Street prime interest plus 1%. Monthly payments of interest only are required until maturity at September 1, 2000. This note was collateralized by a building located in downtown Kansas City, Missouri. This note was paid in full in May, 2000 as part of a transfer of the building to a developmental partnership.

Hillcrest Bank note #8 - Line of credit with maximum principal amount of $80,000 with interest at Wall Street prime plus 1%. Monthly payments of interest only are due until maturity at March 1, 2001. This note is collateralized by a building in downtown Kansas City, Missouri.

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

FNB of Medicine Lodge note - A mortgage note payable with interest only at prime rate due May 30, 2001. This note is collateralized by a commercial project in Independence, Missouri.

Real estate tax note - Unsecured note payable consisting of an agreement with the taxing authorities for delinquent real estate taxes on a foreclosed property with interest imputed at 9% and monthly payments of $3,220 until maturity on August 15, 2002.

Hotel van loans - 9.25%, 8.75% and 8% notes payable, collateralized by vehicles, payable in aggregate monthly installments of $1,445 through May 2001, $646 through September 2001 and $871 through March 2003, respectively.

(9) Other liabilities

Other liabilities consists of the following:


                                             June 30,          December 31,
                                               2000                 1999

Interest Payable                             $137,701              $179,249
Accounts payable                              311,004               556,477
Accrued bonus pool                                  -                68,744
Other liabilities                             414,949               278,001
                                             --------              --------
Totals                                       $863,654            $1,082,471
                                             ========            ==========

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

Factors management used to identify the enterprise's reportable segments The Company's reportable segments are strategic business units that are in distinct markets consistent with the Company's long-range strategic usiness plan. They are managed separately because each business requires different management practices.

The following table illustrates information concerning segment profit or loss and segment assets:

Period Ended June 30, 2000

                                                Residential      Assets
                                 Hotel            mixed use       For
                                Leasing          Properties    Restructure

Revenues from external
Customers                      $837,000       $1,927,153        $     -
Interest revenue                  1,071               11          6,831
                               --------         --------        -------
Total revenues                 $838,071       $1,927,164        $ 6,831
                               ========         ========        =======
Percentage of segment
revenues to total                    29               66              0
Interest expense                494,072          474,458              -
Depreciation and
Amortization                    301,382          367,485              -
Other expenses                    3,275          824,748              -
Segment profit (loss)            39,342          260,473          6,831
Percentage of segment
profit (loss) to total              -10              -66             -2

June 30, 2000

Segment assets              $18,919,286      $20,114,779     $2,915,000
Percentage of segment
assets to total                      41               44              6
Expenditures for
segment assets                   31,389          845,334        126,741

Period Ended March 31, 2000

                                 All
                                Other              Total

Revenues from external
Customers                     $140,747       $2,904,900
Interest revenue                12,108           20,021
                              --------       ----------
Total revenues                $152,855       $2,924,921
                              ========       ==========
Percentage of segment
revenues to total                    5              100
Interest expense               147,340        1,115,870
Depreciation and
Amortization                    21,777          690,644
Other expenses                 686,208        1,514,231
Segment profit (loss)         (702,470)        (395,824)
Percentage of segment
profit (loss) to total             177              100

June 30, 2000

Segment assets              $3,763,062      $45,712,127
Percentage of segment
assets to total                      8              100
Expenditures for
segment assets                 734,455        1,737,919

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

Period Ended June 30, 2000

                                                 Residential      Assets
                                 Hotel            mixed use       For
                                Leasing          Properties    Restructure

Net income (loss)              $ 39,342          $260,473         $ 6,831

Add: Minority interest            2,660                 -               -

Add: Depreciation and amortization
of real estate assets           301,382           367,485               -

Less: Accrued Interest foregone
On converted debentures               -                 -               -
                               --------          --------         -------
Funds from operations          $343,384          $627,958         $ 6,831
                               ========          ========         =======
Period Ended June 30, 2000

                                 All
                                Other              Total

Net income                    $(702,470)        $(395,824)

Add: Minority interest                -             2,660

Add: Depreciation and amortization
of real estate assets            21,777            690,644

Less: Accrued Interest forgone on
converted debentures           (104,393)          (104,393)
                              ---------         ----------
Funds from operations        $(785,086)          $193,087
                             ==========         ==========

(13)Commitments and contingencies

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

Minimum rents:

The Company receives income on commercial and residential properties under noncancelable operating lease agreements expiring through 2001 in connection with its rental operations. Future minimum rental payments under these leases as of December 31, 1998 are as follows:

Years Ended December 31,


2000                   $2,167,143
2001                    1,098,960
2002                      983,010
2003                      561,761
2004                      463,656
Thereafter                882,382
                       ----------
Total                  $6,156,912
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


MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, unless otherwise stated)

Background:

The following discussion compares historical results of operation for the Six months ended June 30, 2000 and 1999. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this report.

The Company

The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these properties either directly or through subsidiaries or partnerships.

Results of Operations

Six Month Period Ended June 30, 2000 Compared with Six Month Period Ended June 30, 1999.

Rental Properties

Revenue from rental properties increased by $61,796 from $1,854,290 at June 30, 1999 to $1,916,086 at June 30, 2000. This increase was due to the increases in rental rates in all of the Properties and the addition of 14 apartment units in September 1999.

Rental expenses increased from $812,370 at June 30, 1999 to $856,120 at June 30, 2000. This increase of $43,750 was due to increased real estate taxes on one property which came off tax abatement in 1999 and the addition of 14 apartment units in September 1999.

Funds from operations from rental properties was $603,783 at June 30, 2000 compared to $663,945 June 30, 1999.

Hotel Properties

Revenues from hotel lease income decreased by $184,694 from $1,021,694 at June 30, 1999 to $837,000 for June 30, 2000. This decrease was due to the elimination of percentage rent and the disposition of the Company's hotel in Wichita, Kansas. The Company disposed of the Wichita hotel in September, 1999. The Company acquired this hotel as part of a workout between the lender and its former borrower. The Company implemented new management and funded capital improvements to reposition the hotel. However, a significant decline in room demand in Wichita due to the relocation of two companies' international headquarters devastated the Wichita hotel market. The Company had no choice but to negotiate a transfer of the hotel back to the lender. The disposition of the property resulted in a loss on the asset transfer of $5,654,395 and an extraordinary gain on the debt discharge of $4,789,488 in 1999.

Funds from operations from Hotels was $343,384 at June 30, 2000 compared to $166,395 at June 30, 1999.

Other Revenues and Expenses

The Company continued to receive interest income on its remaining real estate loans. The decrease in the amount received of $19,638 from June 30, 1999 to June 30, 2000 was due to the decline in mortgage notes receivable of the Company.

The Company had a $15,993 decrease in general and administrative expenses for June 30, 2000 compared to June 30, 1999

Interest expense decreased by $248,629 from $1,364,499 at June 30, 1999 to $1,115,870 at June 30, 2000. This decrease was due to the disposition of the Wichita hotel in September 1999.

Liquidity and Capital Resources

The Company had a deficit in cash flow from its operating and financing activities which represented the payment of Company liabilities.

The Company had an increase in cash flows from its investing and financing activities related to partnership and asset acquisitions and refinancing proceeds.

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

The following reflects the FFO of the Company for the periods ended June 30, 2000 and 1999.


                                      June 30, 2000        June 30, 1999
Net loss                        $        (395,824)     $        (589,342)
Minority interest                           2,660                 (5,403)
Less partnership investment income              -                 (3,011)
                                         ---------              ---------
Loss before minority interest            (393,164)              (597,756)
Add depreciation and amortization
of real estate assets                     690,644                623,417
Less Non-Recurring Items:
Accrued interest expense forgone
on converted debentures                  (104,393)               (31,828)
                                         ---------               --------
Funds from operations                    $193,087               $ (6,167)
                                         ========               =========

SIGNATURES

Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 15, 2000 MASTER REALTY PROPERTIES, INC.


By:
John J. Bennett, Chairman
(Principal Executive Officer)


Thomas H. Trabon, Executive Vice President and Chief Financial Officer