Form 10-Q
period 2000-09-30
MASTER REALTY PROPERTIES INC
filed 2000-12-08
CIK 835712

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

SEPTEMBER 30, 2000

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

Registrant's telephone number, including area code: (816) 474 9333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 for the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x      No

As of September 30, 2000, the Registrant had 19,875 shares of preferred stock and 1,269,838 shares of common stock outstanding. The aggregate book value of all shares of the Registrant, based on the September 30, 2000 unaudited financial statements was $14,432,975.

MASTER REALTY PROPERTIES, INC.

SEPTEMBER 30, 2000 FORM 10-Q INDEX Part I: Financial Information Financial Statements

A. Condensed Consolidated
Balance Sheets as of September       3-4
30, 2000 and December 31, 1999

B. Condensed Consolidated Statements
of Operations for the Three Months Ended
September 30, 2000 and 1999.           5

C.   Condensed Consolidated
Statements of Operations for
the Nine Months Ended September
30, 2000 and 1999.                     6

D.   Condensed Consolidated
Statements of Changes in
Stockholders' Equity for the
Nine Months Ended September 30,
2000 and 1999                          7

E. Condensed Consolidated Statements
of Cash Flows for the Nine Months
Ended September 30, 2000 and 1999.     8

Notes to the Condensed
Consolidated Financial
Statements                          9-20

Management's Discussion and
Analysis of Financial Condition
and Results of Operations          21-23

Signatures                            24

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2000 and December 31, 1999

                                            September 30, December 31,
                                               2000           1999
A S S E T S
CASH                                         $ 339,996      $ 390,089
RESTRICTED CASH                                352,388        261,495
MORTGAGE NOTES RECEIVABLE, net of
allowance for loan losses                      722,775        722,775
NOTE RECEIVABLE                                235,502        235,225
PROPERTY HELD FOR INVESTMENT                 1,007,651      1,007,651
INVESTMENT IN REAL ESTATE PARTNERSHIPS         569,803        692,137
ACCOUNTS RECEIVABLE - OTHER                  1,269,006      1,041,709
ACCOUNTS RECEIVABLE RELATED PARTY            1,276,598        760,490
PROPERTY AND EQUIPMENT, at cost less
accumulated depreciation                    38,364,372     39,777,094
OTHER ASSETS                                 1,237,033      1,135,325
                                           -----------    -----------
TOTAL ASSETS                               $45,375,124    $46,023,990

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Continued) September 30, 2000 and December 31, 1999

                                          September 30     December 31
                                              2000             1999
L I A B I L I T I E S
NOTES PAYABLE                              $29,614,031     $30,285,413
OTHER LIABILITIES                            1,013,176       1,082,471
                                            ----------     -----------
TOTAL LIABILITIES                           30,627,207      31,367,884
MINORITY INTEREST IN SUBSIDIARIES
                                               314,942         310,873
COMMITMENTS AND CONTINGENCIES (Note 13)

S T O C K H O L D E R S' E Q U I T Y

CAPITAL CONTRIBUTED
Convertible preferred stock, par value
$.01, liquidation
preference up to 5 percent of the Company's net assets
authorized 1,000,000 shares                        206             284
Common stock, par value
authorized 8,500,000 shares                     12,727          12,158
Capital in excess of par                    42,272,653      41,869,842
Retained Deficit                           (27,852,611)    (27,537,051)
                                           -----------     ------------
TOTAL STOCKHOLDERS' EQUITY                  14,432,975      14,345,233
                                           -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $45,375,124     $46,023,990
                                           ===========     ============
MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended September 30, 2000, and 1999
                                                 2000           1999
REVENUES
Rental Income                               $1,016,847       $ 944,214
Hotel Income                                   418,500         483,061
Interest and fees on mortgage loans             11,203          16,431
Other income                                   327,715            (491)
                                            ----------       ----------
TOTAL REVENUES                               1,774,265       1,443,215
                                            ----------       ----------
Loan Servicing Fees                              3,579           3,910
Rental expenses                                519,688         444,798
General and administrative                      97,010         117,551
Legal and accounting                            17,331          71,667
Payroll and employee benefits                  141,799         137,506
Depreciation and amortization                  342,651         282,507
Interest expense                               573,352         324,144
                                             ---------       ---------
TOTAL EXPENSES                               1,695,410       1,382,083
MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES                       (1,409)         10,182
NET INCOME BEFORE
EXTRAORDINARY ITEM                             $80,264       $  50,950
EXTRAORDINARY ITEM - Loss on
Asset Disposition                                    -        (809,652)
                                             ----------       ---------
NET INCOME (LOSS)                              $80,264        (758,802)
                                             ==========       =========
INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                        $0.0583        $(0.6209)

MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) Nine Months Ended September 30, 2000, and 1999
                                                2000             1999
REVENUES
Rental Income                                $2,932,933      $2,798,504
Hotel Income                                  1,255,500       1,504,755
Interest and fees on mortgage loans              31,224          56,090
Other income                                    479,529          56,364
                                             ----------       ---------
TOTAL REVENUES                                4,699,186       4,415,713
EXPENSES
Loan Servicing Fees                              10,742          11,738
Rental expenses                               1,375,808       1,257,168
General and administrative                      299,937         336,471
Legal and accounting                            171,388         212,120
Payroll and employee benefits                   438,423         458,747
Depreciation and amortization                 1,033,295         973,633
Interest expense                              1,689,222       1,688,643
                                              ---------       ---------
TOTAL EXPENSES                                5,018,815       4,938,520
                                              ---------       ---------
MINORITY INTEREST IN LOSS
(INCOME) OF CONSOLIDATED SUBSIDIARIES            (4,069)         10,182
NET LOSS BEFORE                               ---------       ----------
EXTRAORDINARY ITEM                             (315,560)       (532,989)
EXTRAORDINARY ITEM - Loss on Asset
Disposition                                           -        (809,652)
                                              ----------    ------------
NET LOSS                                      $(315,560)    $(1,342,641)
LOSS PER COMMON AND COMMON
EQUIVALENT SHARE                               $(0.2294)       $(1.0987)
MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (UNAUDITED)
Nine Months Ended September 30, 2000 and 1999
MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
Nine Months Ended September 30, 2000 and 1999
                          PREFERRED       PREFERRED     COMMON     COMMON
                           STOCK            STOCK        STOCK     STOCK
                           SHARES          AMOUNT       SHARES     AMOUNT
Balances, 12-31-98           35,925          $359      1,187,804   $11,878
Debenture Conversion
to Stock                                                  14,956       150
                           -------        -------    ----------   -------
Balances, September 30, 1999 35,925           359      1,202,760    12,028
                           =======        =======    ==========   =======
Balances, December 31, 1999  28,425           284       1,215,809   12,158
Debenture Conversion to Stock                              49,082      491
Preferred converted
to Common                    (7,800)          (78)          7,800       78
Net income for the period
                             --------      -------     ---------    ------
Balances, Sept. 30, 2000     23,400           206       1,269,916   12,727
                            =======          ======     =========   ======
                             CAPITAL
                             IN EXCESS      UNDISTRIBUTED     TOTAL
                               OF PAR          EARNINGS     STOCKHOLDERS'
                                VALUE         (DEFICIT)       EQUITY
Balances, 12-31-98          $41,760,211     $(27,134,491)    $14,637,957
Adjustment to reverse
stock split                         (41)                             (41)
Debenture Conversion
to Stock                        111,004                          111,154
Net income for the period                     (1,342,641)     (1,342,642)
                             ----------       -----------     -----------
Balances, Sept. 30, 1999     41,871,174      (28,477,132)     13,406,429
                             ==========      ============      ==========
Balances, 12-31-1999        $41,869,842     $(27,537,051)    $14,345,233
Debenture Conversion to Stock   365,811                          366,302
Adjustment to Reverse
Stock split                      37,000                           37,000
Preferred converted to Common                                          -
Net income for the period                       (315,560)       (315,560)
                              -----------   -------------   -------------
Balances, Sept 30, 2000     $42,272,653     $(27,852,611)   $(14,432,975)
                            ===========     =============   =============

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999
                                                  2000            1999
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                       $(315,560)   $(1,342,641)
Adjustments to reconcile net
income to net cash
Provided by (used in) operating
activities
Minority interest                                  4,069          8,661
Depreciation and amortization                  1,033,295        973,633
Accounts receivable                             (743,405)       378,936
Other assets, net                               (329,465)    (1,380,623)
Other liabilities                               (230,824)       143,012
Interest payable                                 161,529         43,847
NET CASH USED IN                               ----------    ----------
OPERATING ACTIVITIES                            (420,361)    (1,205,175)
CASH FLOWS FROM                                ----------    ----------
Decrease mortgage notes receivable                     -        555,000
Net change in real estate
Partnerships                                     122,334       (389,988)
Net change in note receivables                      (277)       269,375
Net change in fixed assets                       607,184      2,489,565
NET CASH PROVIDED BY                            ---------   -----------
INVESTING ACTIVITIES                             729,241      2,923,952
CASH FLOWS FROM FINANCING ACTIVITIES            ---------   -----------
Costs of Debentures converted
To Stock                                              (7)          (565)
Proceeds retained from stock split                37,000              -
Net change in notes payable                     (305,073)    (2,819,596)
NET CASH USED IN                                ---------    ----------
FINANCING ACTIVITIES                            (268,080)    (2,820,161)
                                                ---------    ----------
NET INCREASE IN CASH                              40,800     (1,101,384)
CASH, BEGINNING OF PERIOD                        651,584      1,795,718
                                                ---------    ----------
CASH, END OF PERIOD                            $ 692,384        694,334
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

MASTER REALTY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies In  the  opinion of management, the accompanying unaudited condensed consolidated interim financial statements  reflect all  adjustments
(consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Master Realty Properties, Inc. and Subsidiaries as of September 30, 2000 and December 31, 1999, and the results of their operations and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with
generally accepted accounting  principles   for interim financial
reporting and with instructions to Form  10-Q  and accordingly  do not  include all disclosures  required by generally accepted
accounting  principles.  The   1999 condensed  consolidated
financial statements were derived from Master Realty Properties, Inc. and Subsidiaries audited consolidated financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                                        September 30,    December 31,
                                            2000             1999
Debt service reserve                    $ 176,200         $160,492
Capital expenditure reserve                17,004           77,611
Impound costs sub-account                 159,184           23,392
                                         --------          -------
Total  restricted  cash  and escrows    $ 352,388         $261,495
                                         ========         ========
Debt service reserve - This account was created to fund the First Mortgage Note debt service to the extent necessary. Withdrawals from this account occur only when there are insufficient funds in the central operating account to fully fund the First Mortgage Note debt service.

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

The Cash Collateral Agreement is secured by a pledge of the central operating account and all income derived from the investment of that account. The First Mortgage Note and Mezzanine Note are also cross-collateralized and crossdefaulted with the Cash Collateral Agreement.

(3)  Mortgage note receivable
                                  September 30,  December 31,
                                      2000           1999
Mortgage note receivable,
partially-earning                  $1,774,738      $1,774,738
Allowance for losses               (1,051,963)     (1,051,963)
                                   ----------      -----------
Net mortgage note receivable         $722,775        $722,775
                                   ==========      ===========

As of December 31, 1999 and September 30, 2000, mortgage note receivable consists of one mortgage note collateralized by an Office Building located in the Historic Garment District of Downtown Kansas City, Missouri. The Company has initiated procedures to buy out the Partnership holding the collateral and convert its note to equity. The buyout is subject to approval of the Land Clearance for Redevelopment Authority of Kansas City who holds a lien on the property in favor of Soho Office Center Project Series 1996 Bonds in the original amount of $2,655,000. The Company has applied for approval, and expects to receive such approval during 2000. The Company
expects to close the transaction on December 31, 2000.   Due
to the probable conversion of the note to an equity interest in the underlying collateral, no estimate has been made of the scheduled maturities of the mortgage note receivable over the next five years and thereafter.
Due to the uncertainty of future collections and possible foreclosures, it is not practicable to estimate the scheduled maturities of mortgage notes receivable over the next five years and thereafter.

(4)  Property held for investment
                                   September 30,   December 31,
                                         2000          1999
Non-earning, land in New Mexico        $901,688       $901,688
Vacant residential building lots -
Missouri                                105,963        105,963
                                       --------        -------
Total property held for investment   $1,007,651     $1,007,651
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

(5)  Investment in real estate entities
Investment in real estate partnerships and limited liability companies accounted for on the equity method consists of the following:

                                          Ownership Percentage
                                Ownership     at September 30,
           Name                  Interest       2000    1999
         ---------              --------- --------------------
OPP IX, Limited Partnership      Limited          -     25.12
OPP X, Limited Partnership       Limited          -       2.3
Historic Suites of America - KC  Limited        19.8     19.8
Wellington, L.L.C.               Member         19.8        -
B & F Properties, L.P.           General      0.0099        -
MRP Historic Development         General        33.3        -
EBT Limited Partnership          General         .01        -
Campbell Paint, L.P.             General         .01        -
R & S Partners, L.P.             General         .01        -
MRP Freighthouse, L.L.C.         General         .01        -

During  November 1999, the Company sold its  investments  in OPP
IX and OPP X Limited Partnerships to the Company's President for an amount approximating the Company's carrying value for the investments. The aggregate sales proceeds was $191,173. No gain or loss was incurred on the sale.

During May 1999, the Company acquired a 19.8percent ownership interest in Wellington L.L.C., a limited liability company, for a capital contribution of $401,250. Wellington L.L.C. holds a 99.0% limited
partnership interest in Foxridge  L.P. (Foxridge).   Foxridge
currently owns an apartment complex known as the "Wellington Club Apartments" located in Johnson County, Kansas.

During  November 1999, the Company entered  into  a  Limited
Partnership  agreement  with B &  F  Properties,  L.P.   The Company
received  an  allocation of Missouri  Historic  Tax Credits  from the
Partnership which it sold for  a  gain  of $918,167.   Subsequent to
year end the  Company  contributed the  cash  to  the  partnership in
the  form  of  a  capital contribution.   This  capital  contribution
will give the Company a General Partner interest of 0.0099. The Company will receive 0.0099 of available cash flow in Years
1 through 5, and 89.999 percent thereafter. The limited partners have an option after the first five years to have B & F Properties, L.P. redeem their partnership interests in accordance with the buy out formula specified in the partnership agreement.

During 1999, the Company acquired a 33.33 percent General Partnership Interest in MRP Historic Development Company for a capital contribution of $100. The partnership was formed for the purpose of owning, developing, managing, leasing, and operating real estate property.
The initial property and project for the partnership is the development and management of the property owned by B & F Properties L.P. known as Soho IV Apartments. The Company has recorded its pro-rata 33.33 portion of development fees accrued on this project and owed to the Partnership. The Company's equity in earnings of the Partnership for the year ended December 31, 1999 was recorded as other income in the amount of $289,280.

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

In August 2000 the Company entered into a limited partnership agreement with MRP Freighthouse L.P. as the Partnership's General Partner.
The Partnership is redeveloping a historic building at 2029 Wyandotte in the Freighthouse District of Kansas City, Missouri. The Company will be allocated state historic tax credits which the Company has contracted to sell. The proceeds from this sale will be contributed to the capital of the partnership. The limited partners have an option after five years to have the Company acquire their partnership interest based on a buy out formula.

(6)  Accounts receivable - related party

Amounts due from Embassy Hotel Management, Inc. are in connection with the leases and funds advanced for operations of the following hotel properties:
                                       September      December
                                          30,             31,
                                         2000            1999

Ramada Inn- Phoenix, Arizona            $468,168       $280,417
Ramada Inn - Euless, Texas               585,146        392,453
Historic  Suites - Kansas  City,         173,484         87,620
Embassy Hotel Management                  49,800              -
                                      ----------       --------
Total                                 $1,276,598       $760,490
                                      ==========       ========

(7)  Property and equipment
                                        September      December
                                          30,             31,
                                         2000            1999
Cost
Land and land improvements            $6,871,160     $6,326,999
Building and building improvements    32,002,038     31,950,335
Furniture and equipment                3,030,203      2,805,469
Assets not yet in service              1,993,775      3,411,986
                                      ----------     ----------
Total cost                            43,897,176     44,494,789
Accumulated depreciation              (5,532,804)     (4,717,695)
                                      ----------     ------------
Net  property, plant and equipment   $38,364,372     $39,777,094
                                      ==========     ===========
Expenditures for maintenance, repairs and improvements which do not materially extend the useful life of the asset are expensed. The aggregate depreciation charged to operations for the period ended September 30, 2000 and 1999 was $815,109 and $716,547 respectively.

(8)  Notes payable
                                     September 30,    December 31,
                                         2000             1999
Salomon Brothers mortgage note       $18,885,124      $19,119,204
Salomon Brothers Mezzanine note          749,771          939,802
Convertible subordinated debentures      919,114        1,383,446
ITLA mortgage note                             -        4,900,000
Morgan Guarantee Trust  Mortgage note  6,384,495                -
Hillcrest Bank Note #3                 1,210,157          558,872
Hillcrest Bank Note #4                         -          480,000
Hillcrest Bank Note #5                         -          480,000
Hillcrest Bank Note #6                   127,037          450,000
Hillcrest Bank Note #7                         -          800,000
Hillcrest Bank Note #8                    80,000                -
Unsecured alternative treatment note           -         1,017,444
Unsecured note                           559,846                -
Unsecured non-interest bearing
note payable                              51,692            61,906
FNB of Medicine Lodge note               500,000                 -
Real estate tax note                      48,710            67,521
Hotel Van loans                           58,666            27,218
Lease Commission note                     39,419                 -
                                     -----------       -----------
Total notes payable                  $29,614,031       $30,285,413
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

Salomon  Brothers  Mezzanine note -  Mortgage  note  payable (Mezzanine
Note) of December 19, 1997 with interest payable monthly based upon the one-month London Interbank Offered Rate (LIBOR) plus 4.95 percent.
The interest rate at December 31, 1997 was 10.92 percent with the initial payment due February 1,1998. Monthly principal payments begin in January 1999 based upon a monthly calculation using the outstanding principal balance, the interest rate from the preceding month  and  a 48-month amortization period less  the months elapsed since January 1, 1999.  The outstanding principal and interest are due at maturity on January 1, 2003. The Mezzanine Note is secured by the pledge of the Company's general partner interest in New Historic Suites Partners, L.P.  and  a  full payment guaranty by  the  Company.  The Mezzanine Loan Agreement requires that the
monthly aggregated Adjusted  Property  Net  Cash  Flow   for
the properties securing the First Mortgage Note to at least equal the monthly calculation of the Debt Service Coverage Threshold.
The Debt Service Coverage Threshold is defined as 1.05 times the sum of the annual debt service on the First Mortgage
Loan plus the debt service payable on the Mezzanine Loan at an assumed principal and interest constant of 27 percent.
This note is cross-collateralized and cross-defaulted with the First Mortgage Note and the Cash Collateral Agreement.

Convertible subordinated debentures - Convertible Subordinated Debentures issued January 1994. The securities were issued in the initial aggregate principal amount of $9,127,752, and bear interest at the rate of 6 percent per annum. Interest accrues semiannually on January 1 and
July  1  of each year.  The outstanding balance as of September 30,
2000 and December 31, 1999 consists of principal of $609,553 and $982,704 and accrued interest of $309,561 and $400,742, respectively.  Although the securities mature December 2003, the securities  are  subordinate and  junior  in  right  of payment to all senior indebtedness of the Company  (which includes  all
collateralized debt of the Company).   Senior indebtedness  is to
be paid in full before holders of the securities are to be paid any principal or interest. As a result, management does not anticipate that the securities will be paid at the date of maturity.
At any time prior to maturity, the securities are convertible into shares of common stock of the Company, unless the securities are called for redemption. The number of shares issuable upon conversion is based on the Company's book value of $7.4667/share (after reverse and forward stock split)as of the December 31, 1993 financial statements. Related accrued interest expense is not subject to conversion to common stock and the liability is eliminated upon conversion of the debenture principal. Accrued interest eliminated upon conversion of debentures during the period ended September 30, 2000 and September 30, 1999 amounted to $116,578 and $31,828, respectively.

ITLA mortgage note - Mortgage note payable (first mortgage note) with monthly interest only payments based on a 8.75 percent for the first twelve months and then monthly principal and interest payments with interest determined quarterly based on LIBOR plus 3.75 percent and principal payments based on a 25 year amortization period.
This note was paid  in  full in June, 2000.

Morgan Guarantee Trust Mortgage Note - Mortgage note payable of September 2000 with monthly principal and interest payments of $47,423.20 based on an interest rate of 8.12 percent and a 30 year amortization. This note matures on July 1, 2030. This note is collateralized by commercial, residential and parking properties in the Garment District of Kansas City, Missouri.

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

Hillcrest Bank note #7 - Line of credit, with maximum aggregate principal amount of $800,000 with interest at Wall Street prime interest plus 1 percent. Monthly payments of interest only are required until maturity at September 1, 2000. This note was collateralized by a building located in downtown Kansas City, Missouri. This note was paid in full in May 2000 as part of a transfer of the building to a developmental partnership.

Hillcrest  Bank note #8  - Line of credit with maximum principal amount of $80,000 with interest  at  Wall  Street prime  plus 1 percent
Monthly payments of interest only  are  due until   maturity   at
March 1, 2001. This note is collateralized by a building in downtown Kansas City, Missouri.

Unsecured note - 9 percent unsecured note payable to previous participants in the alternative treatment plan, with interest only payable quarterly until maturity in August 2000. This note was paid in full in August 2000.

Unsecured note - Prime rate plus 1 percent unsecured note payable totaling $559,846 due December 31, 2001. Interest is payable quarterly.

Unsecured non-interest bearing note payable - Note due September 2000, payable in an installment of $75,000 on January 31, 1996 and 60 monthly payments of $7,333 with the remaining unpaid principal due at maturity. Interest has been imputed at a rate of 9 percent

FNB of Medicine Lodge note - A mortgage note payable with interest only at prime rate due May 30, 2001. This note is collateralized by a commercial real estate project in Independence, Missouri. Real estate tax note - Unsecured note payable consisting of an agreement with the taxing authorities for delinquent real estate taxes on a foreclosed property with interest imputed at 9 percent and monthly payments of $3,220 until maturity on August 15, 2002.

Hotel van loans - 9.25, 8.75 and 8 percents notes payable, collateralized by vehicles, payable in aggregate monthly installments of $1,445 through May 2001, $646 through September 2001 and $871 through March 2003, respectively.

Lease Commissions note - 9.5 percent unsecured note payable with monthly principle and interest payments of $839 and a balloon payment of $33,390 due September 1, 2001.

(9)  Other liabilities
Other liabilities consists of the following:
                                          September 30,     December 31,
                                              2000              1999
Interest Payable                           $ 183,724           $179,249
Accounts payable                             384,335            556,477
Accrued bonus pool                                 -             68,744
Other liabilities                            445,117            278,001
                                           ---------           --------
Totals                                    $1,013,176         $1,082,471
                                          ==========         ==========

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

(12) Business segment information
Description of the types of activities for reportable segments The Company has three reportable segments: hotel leasing, residential/mixed use properties, and assets held for restructure The hotel leasing segment realizes rent income on Hotel
properties  leased  to  operators.   The residential/mixed  use
properties segment realizes income from residential and commercial real estate properties. The assets held for restructure are assets
recovered   as collateral on notes receivable for which the Company
has  no long-term objective of owning and operating.

Revenue from segments below the quantitative thresholds are reported as all other. Those activities are predominantly non-recurring gains and losses. The assets in all other are predominantly administrative assets, intangible assets, and assets held for long-term capital appreciation.

Measurement of segment profit or loss and segment assets The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not have intersegment sales and transfers.

Factors management used to identify the enterprise's reportable segments - The Company's reportable segments are strategic business units that are in distinct markets consistent with the Company's
longrange strategic  business plan.   They  are managed separately
because each  business requires different management practices.

The following table illustrates information concerning segment profit or loss and segment assets:

Period ended September 30, 2000

                                                 Residential      Assets
                                 Hotel            mixed use       For
                                Leasing          Properties    Restructure

Revenues from external
Customers                    $1,255,500       $2,932,933        $     -
Interest revenue                  1,242               52         10,238
                               --------         --------        -------
Total revenues               $1,256,742       $2,932,985        $10,238
                               ========         ========        =======
Percentage of segment
revenues to total                    27               63              0
Interest expense                742,371          737,854              -
Depreciation and
Amortization                    456,828          527,700              -
Other expenses                    3,275        1,315,410              -
Segment profit (loss)            54,268          352,021         10,238
Percentage of segment
profit (loss) to total              -17             -112             -3

September 30, 2000

Segment assets              $18,877,991      $19,464,634     $4,116,190
Percentage of segment
assets to total                      42               43              9
Expenditures for
segment assets                   13,749          974,181        128,050

Period Ended September 30, 2000

                                 All
                                Other              Total

Revenues from external
Customers                     $479,529       $4,667,962
Interest revenue                19,692           31,224
                              --------       ----------
Total revenues                $499,221       $4,699,186
                              ========       ==========
Percentage of segment
revenues to total                   10              100
Interest expense               208,997        1,689,222
Depreciation and
Amortization                    48,767        1,033,295
Other expenses                 973,544        2,292,229
Segment profit (loss)         (732,087)        (315,560)
Percentage of segment
profit (loss) to total             232              100

September 30, 2000

Segment assets              $2,916,309      $45,375,124
Percentage of segment
assets to total                      6              100
Expenditures for
segment assets                 545,526        1,661,506



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

Period Ended September 30, 2000

                                                 Residential      Assets
                                 Hotel            mixed use       For
                                Leasing          Properties    Restructure

Net income (loss)              $ 54,268          $352,021         $10,238

Add: Minority interest            4,069                 -               -

Add: Depreciation and amortization
of real estate assets           456,828           527,700               -

Less: Accrued Interest foregone
On converted debentures               -                 -               -
                               --------          --------         -------
Funds from operations          $515,165          $879,721         $10,238
                               ========          ========         =======
Period Ended September 30, 2000

                                 All
                                Other              Total

Net income                    $(732,087)        $(315,560)

Add: Minority interest                -             4,069

Add: Depreciation and amortization
of real estate assets            48,767         1,033,295

Less: Accrued Interest forgone on
converted debentures           (104,393)          (104,393)
                              ---------         ----------
Funds from operations         $(787,713)          $617,411
                             ==========         ==========


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
                       ==========

MASTER REALTY PROPERTIES, INC.
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, unless otherwise stated)

Background:

The following discussion compares historical results of operation for the nine months ended September 30, 2000 and 1999. The discussion should be ead in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this report.

The Company

The Company is a public real estate investment trust that is primarily engaged in the acquisition, development and operation of mixed use apartment/commercial properties and the acquisition and development of hotel properties. The Company operates these properties either directly or through subsidiaries or partnerships.

Results of Operations

Nine Month Period Ended September 30, 2000 Compared with Nine Month Period Ended September 30, 1999.

Rental Properties

Revenue from rental properties increased by $134,429 from $2,798,504 at September 30, 1999 to $2,932,933 at September 30, 2000. This increase was due to the increases in rental rates in all of the Properties and the addition of 14 apartment units in September 1999.

Rental expenses increased from $1,257,168 at September 30, 1999 to $1,375,808 at September 30, 2000. This increase of $118,640 was due to increased real estate taxes on one property which came off tax abatement in 1999 and the addition of 14 apartment units in September 1999.

Funds from operations from rental properties was $891,010 at September 30, 2000 compared to $999,487 September 30, 1999.

Hotel Properties

Revenues from hotel lease income decreased by $249,255 from $1,504,755 at September 30, 1999 to $1,255,500 for September 30, 2000. This decrease was due to the elimination of percentage rent and the disposition of the Company's hotel in Wichita, Kansas. The Company disposed of the Wichita hotel in September, 1999. The Company acquired this hotel as part of a workout between the lender and its former borrower.
The Company implemented new management and funded capital improvements to reposition the hotel. However, a significant decline in room demand in Wichita due to the relocation of two companies' international headquarters devastated the Wichita hotel market. The Company had no choice but to negotiate a transfer of the hotel back to the lender. The disposition of the property resulted in a loss on the asset transfer of $5,654,395 and an extraordinary gain on the debt discharge of $4,789,488 in 1999.

Funds from operations from Hotels was $515,165 at September 30, 2000 compared to $575,514 at September 30, 1999.

Other Revenues and Expenses

The Company continued to receive interest income on its remaining real estate loans. The decrease in the amount received of $24,866 from September 30, 1999 to September 30, 2000 was due to the decline in mortgage notes receivable of the Company.

The Company had a $36,534 decrease in general and administrative expenses for September 30, 2000 compared to September 30, 1999

Interest expense decreased by $579 from $1,688,643 at September 30, 1999 to $1,689,222 at September 30, 2000.

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

The following reflects the FFO of the Company for the periods ended September 30, 2000 and 1999.


                                  September 30, 2000    September 30, 1999
Net loss                        $        (315,560)     $       1,342,642
Minority interest                           4,069                (10,182)
Less partnership investment income              -                (10,188)
                                         ---------              ---------
Loss before minority interest            (311,491)            (1,363,712)
Add depreciation and amortization
of real estate assets                   1,033,295                920,302
Less Non-Recurring Items:
Accrued interest expense forgone
on converted debentures                  (104,393)               (31,828)
Add: Loss on Asset Disposition                  -                809,652
                                         ---------               --------
Funds from operations                    $617,411               $334,414
                                         ========               =========

REIT Termination

The shareholders, at the annual meeting April 29, 2000, voted to approve the termination of the Company's tax status as a REIT subject to board of trustee review and approval of the potential benefit to the Company of certain transactions which would indirectly result in termination of real estate investment trust status under the Internal Revenue Code. As of the first of the year, the Company entered into significant rehabilitation tax credit transactions directly and indirectly to rehabilitate four historic buildings located in Kansas City, Missouri to be used primarily for rental apartment use. The Company's full participation in these transactions would generate fee income for calendar year 2000 and thereafter which is substantially in excess of the fee income a real estate investment trust is permitted to earn and maintain its tax status under I.R.C. Section 856(c). A committee of independent trustees reviewed the potential benefit of full participation in such proposed development activities vis-.-vis the loss of real estate investment trust status. Based on the review and recommendation of the committee, the board of trustees formally ratified and approved the Company's full participation in all such agreements at the board of trustees meeting on August 16, 2000; said approvals dating back to the appropriate date of the Company's initial participation in such developments throughout the year. Full participation in the development enterprise also contemplates a future contribution of significant shares of common stock of the Company to the main development entity as a contribution of capital to such entity based on the value of assets contributed. It is projected that gross fee income and other related income (before any related expenses) in the range of $4,000,000 to $5,000,000 will be earned in 2000 and 2001 from participation in the development projects. It is not possible to determine precisely the amount of income earned to date given the separate reporting by each of the various development entities and the dynamics of the calculation of fee income and other income earned and the timing of such income. A significant amount of such income must also be contributed to the development entities in the form of a capital contribution. Significant additional development related income is projected to be earned by the Company in subsequent years.
It is currently anticipated that all such taxable income will be offset by utilization of the Company's existing net operating loss.

Cautionary Statement

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including statements regarding future fees and other income to be earned in connection with development activity, rental income and profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs.
In particular, development fee and other development related income is subject to numerous risks including satisfactory and timely completion of construction and rehabilitation of buildings, compliance with federal and state laws, occupancy and rent-up requirements, financing and other real estate contingencies. The Company cautions that these statements are future qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.

SIGNATURES

Pursuant to the requirements to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2000 MASTER REALTY PROPERTIES, INC.


By:
John J. Bennett, Chairman
(Principal Executive Officer)


Thomas H. Trabon, Executive Vice President and Chief Financial Officer